Form 10-Q
period 1996-03-25
HOULIHANS RESTAURANT GROUP INC
filed 1996-05-07
CIK 909723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                      ------------------------------------



|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 1996

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-66392

                      ------------------------------------


                        HOULIHAN'S RESTAURANT GROUP, INC.
               Incorporated pursuant to the Laws of Delaware State

                      ------------------------------------



        Internal Revenue Service - Employer Identification No. 43-0913506

             Two Brush Creek Boulevard, Kansas City, Missouri 64112
                                 (816) 756-2200

                      ------------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. Yes x   No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes x   No

Number of shares of common stock outstanding as of May 6, 1996:  9,998,012

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY

                                      INDEX


                                                                            Page
PART I        FINANCIAL INFORMATION                                         ----

   Item 1.    Consolidated Financial Statements
                  Consolidated Balance Sheets............................     3
                  Consolidated Statements of Income......................     4
                  Consolidated Statements of Cash Flows..................     5
                  Notes to Consolidated Financial Statements.............     6

   Item 2.    Management's Discussion and Analysis of Financial Condition     8


PART II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K...........................    12

   Signature.............................................................    13

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             March 25,  Dec. 25,
                                                               1996       1995
                                                             --------   --------
                                                            (Unaudited)(Audited)
                         ASSETS
Current assets:
   Cash and cash equivalents .............................   $ 15,563   $ 10,314
   Receivables ...........................................      1,508      1,661
   Inventories ...........................................      2,142      2,276
   Other current assets ..................................      2,241      2,918
   Deferred income taxes .................................      1,439      1,401
                                                             --------   --------
       Total current assets ..............................     22,893     18,570
Property, equipment and leaseholds, net ..................    105,245    104,521
Reorganization value in excess of amounts allocable to
   identifiable assets, net ..............................     61,196     62,108
Deferred debt issuance costs, net ........................        303        330
Other assets, net ........................................      5,411      5,487
                                                             --------   --------
       Total assets ......................................   $195,048   $191,016
                                                             ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capitalized lease
       obligations .......................................   $ 11,209   $ 11,202
   Accounts payable ......................................      6,869      8,811
   Accrued interest ......................................        691        676
   Accrued liabilities ...................................     13,374     13,375
                                                             --------   --------
       Total current liabilities .........................     32,143     34,064
Long-term debt, including capitalized lease obligations,
   less current portion ..................................     77,724     72,779
Other liabilities ........................................     11,448     10,834
Deferred income taxes ....................................      2,869      3,147
                                                             --------   --------
       Total liabilities .................................    124,184    120,824
                                                             --------   --------
Stockholders' equity:
   Common stock-par value $.01 per share, 20,000,000 shares
       authorized, 9,998,012 shares issued and outstanding        100        100
   Additional paid-in capital ............................     59,900     59,900
   Retained earnings .....................................     10,864     10,192
                                                             --------   --------
       Total stockholders' equity ........................     70,864     70,192
                                                             --------   --------
       Total liabilities and stockholders' equity ........   $195,048   $191,016
                                                             ========   ========

          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        Thirteen Weeks Ended
                                                     ---------------------------
                                                      March 25,       March 27,
                                                        1996            1995
                                                     -----------    ------------

Net sales ........................................   $    66,974    $    67,407

Cost of sales:
   Food and bar costs ............................        19,528         19,435
   Labor costs ...................................        21,351         21,522
   Operating expenses (exclusive of depreciation
     and amortization shown separately) ..........        15,829         14,628
                                                     -----------    -----------
       Total cost of sales .......................        56,708         55,585
                                                     -----------    -----------
       Gross profit ..............................        10,266         11,822
Depreciation and amortization ....................         3,784          3,615
General and administrative expenses ..............         4,419          4,492
Loss on disposition of properties, net ...........           139            346
Other (income), net ..............................        (1,279)          (905)
Interest expense .................................         1,840          2,261
                                                     -----------    -----------
       Income before taxes .......................         1,363          2,013
Income tax provision .............................           691            938
                                                     -----------    -----------
       Net income ................................   $       672    $     1,075
                                                     ===========    ===========


Earnings per common and common equivalent share ..   $      0.07    $      0.11
                                                     ===========    ===========

Weighted average common and common equivalent
     shares ......................................     9,998,012      9,998,012
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Thirteen Weeks Ended
                                                           ---------------------
                                                           March 25,   March 27,
                                                             1996        1995
                                                           ---------   ---------
Cash flows from operating activities:
   Net income ..........................................   $    672    $  1,075
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ...................      3,784       3,615
       Amortization of deferred debt issuance costs ....         27          27
       Loss on disposition of properties, net ..........        139         346
       Deferred income tax provision (benefit) .........       (316)        113
       Changes in operating assets and liabilities:
         Receivables ...................................        153      (4,780)
         Inventories ...................................        134         (44)
         Other current assets ..........................        677         574
         Accounts payable ..............................     (1,942)     (2,722)
         Accrued interest ..............................         15         442
         Accrued liabilities ...........................         (1)       (227)
       Other assets ....................................        138        (508)
       Other liabilities ...............................        614         242
                                                           ---------   ---------
          Net cash provided by (used for) operating
            activities .................................      4,094      (1,847)
                                                           ---------   ---------
Cash flows from investing activities:
   Capital expenditures, excluding capital leases ......     (3,863)     (2,655)
   Proceeds from disposition of properties .............         66         795
                                                           ---------   ---------
         Net cash used for investing activities ........     (3,797)     (1,860)
                                                           ---------   ---------
Cash flows from financing activities:
   Net proceeds from issuance of long-term debt,
     excluding capitalized lease obligations ...........      5,000       5,000
   Payments on long-term debt, including capitalized
     lease obligations .................................        (48)       (830)
                                                           ---------   ---------
         Net cash provided by financing activities .....      4,952       4,170
                                                           ---------   ---------
Net increase in cash and cash equivalents ..............      5,249         463
Cash and cash equivalents at beginning of period .......     10,314      10,310
                                                           ---------   ---------
Cash and cash equivalents at end of period .............   $ 15,563    $ 10,773
                                                           =========   =========

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
   Interest ............................................   $  1,798    $  1,792
                                                           =========   =========
   Income taxes ........................................   $   (663)   $     96
                                                           =========   =========

Disclosure of Accounting Policy:
   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 25, 1996
                                   (Unaudited)


1.       Basis of Presentation

The consolidated financial statements of Houlihan's Restaurant Group, Inc. and subsidiary (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 25, 1995 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 25, 1995.

Company management believes that the information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of those to be expected for the full year.

The Company owns and operates full service casual dining  restaurants  under the
names  of  "Houlihan's",   "Darryl's",  "Bristol",  "Braxton",  "Chequers",  "J.
Gilbert's", "Charley's Place", "Phineas" and the "Buena Vista Cafe".

2.       Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share are based on the weighted average number of shares outstanding and the assumed exercise of outstanding dilutive stock options issued under the Company's stock option plans less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. At March 25, 1996, warrants to purchase up to 47,740 shares of common stock at a price of $37.92 per share were outstanding. Additional shares of common stock issuable upon the exercise of these warrants have not been considered in the calculation as the effect would be antidilutive.

3.       Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                            March 25,          December 25,
                                              1996                 1995
                                        ----------------      ---------------
         Bank debt:
              Term Loan                 $         40,112      $        40,112
              Real Estate Loan                    40,000               40,000
              Revolving Credit Loan                6,000                1,000
         Capitalized lease obligations             2,821                2,869
                                        ----------------      ---------------
                                                  88,933               83,981
         Less:  Current portion                   11,209               11,202
                                        ----------------      ---------------
                                        $         77,724      $        72,779
                                        ================      ===============

On January 8, 1996 the Company borrowed $5,000,000 on its Revolving Credit Facility for general corporate purposes. In addition, on March 25, 1996, the Bank Credit Agreement was amended to revise certain covenants of the agreement (the "Second Amendment"). The minimum interest coverage ratio specified for the first fiscal quarter of 1996 was reduced to 3.6. The Second Amendment also required the aggregate Revolving Credit Facility commitment be reduced to $15,000,000 from $20,000,000. As of March 25, 1996, the Company was in compliance with all covenants of the Bank Credit Agreement as amended.

4.       Contingencies and Commitments

Severance Agreements

In prior years, the Company entered into agreements with certain officers which provide for severance payments in the event the employment of such officers is terminated upon a change of control of the Company, as defined in the agreements. As of March 25, 1996, the contingent liability under the agreements for all participants was approximately $2,300,000.

5.       Subsequent Event

On May 1, 1996, the Company entered into a letter of intent with Zapata Corporation "Zapata", relating to Zapata's proposed acquisition of the Company for a combination of cash and stock amounting to $8.00 per share. Approximately 35% of Zapata's outstanding shares of common stock are owned by the Glazer Group, which owns approximately 73% of the Company's outstanding stock. The letter of intent was negotiated by representatives of special committees of the directors of both the Company and Zapata who are not members of the Glazer family. The proposed transaction is subject to the negotiation and execution of a definitive merger agreement and, among other things, approval of the transaction by the directors and stockholders of both companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1995.

General

The Company  operates full service casual dining  restaurants  in 23 states.  At
March 25, 1996, it operated 98 restaurants, including 61 Houlihan's, 28 Darryl's, three upscale Seafood Grills and six Specialty Restaurants comprised of four dinnerhouses, one upscale steakhouse and the Buena Vista Cafe. At that date, the Company also franchised 21 Houlihan's restaurants in nine states and the Commonwealth of Puerto Rico.

Results of Operations

The  following  table  sets  forth   information   derived  from  the  Company's
Consolidated Statements of Income expressed as a percentage of net sales.

                                                          Quarter Ended
                                                 -------------------------------
                                                    March 25,        March 27,
                                                      1996             1995
                                                 -------------    --------------
Net sales                                           100.0    %        100.0    %
Cost of sales:
     Food and bar costs                              29.2              28.8
     Labor costs                                     31.9              31.9
     Operating expenses                              23.6              21.8
                                                 -------------    --------------
         Total cost of sales                         84.7              82.5
                                                 -------------    --------------
           Gross profit                              15.3              17.5
Depreciation and amortization                         5.6               5.4
General and administrative expense                    6.6               6.7
Loss on disposition of properties, net                0.2               0.5
Other (income), net                                  (1.8)             (1.4)
Interest expense                                      2.7               3.3
                                                 -------------    --------------
         Income before income taxes                   2.0               3.0
Income tax provision                                  1.0               1.4
                                                 -------------    --------------
         Net income                                   1.0    %          1.6    %
                                                 =============    ==============

Net Sales. Net sales for the first quarter decreased to $66,974,000, 0.6% down from $67,407,000 generated for the same quarter of 1995. The decrease was primarily due to a 2.8% decrease in comparable restaurant sales during the first quarter due to inclement winter weather during the first two months of the quarter that affected sales in many of the Company's restaurants. The weather caused 43 restaurants to close for an average of 1.7 days. The decrease was partially offset by additional sales generated by the seven new Houlihan's and one J. Gilbert's restaurant opened since December 26, 1994.

"Comparable restaurants" are restaurants open throughout fiscal years 1995 and 1996. The increases (decreases) in comparable restaurant sales, by concept, for the first quarter of 1996 versus 1995 were as follows:

                                       First Quarter
                            ------------------------------------
                               Food          Bar         Total
                            ----------   ----------   ----------

Houlihan's                   (2.2)   %    (5.3)   %    (3.0)   %
Darryl's                     (2.7)        (1.3)        (2.4)
Seafood Grills                1.1          3.3          1.6
Specialty                    (7.8)        (5.4)        (7.0)

Total Company                (2.4)   %    (4.3)   %    (2.8)   %

Cost of Sales. Cost of sales as a percentage of net sales increased during the first quarter of 1996 from the same period of 1995. Cost of sales are composed of three major items: food and bar costs, labor costs and operating expenses.

Combined food and bar costs as a percentage of net sales increased to 29.2% during the first quarter of 1996 from 28.8% for the same period in 1995. The increase was the result of cost increases and inefficiencies caused by the implementation of a new menu in the Darryl's concept during the first quarter. The new menu, emphasizing quality wood-fired steaks, was implemented in substantially all Darryl's restaurants at the end of the quarter.

Labor costs as a percentage of net sales remained flat in comparison to prior year. Costs continue to be controlled due to the implementation of new labor scheduling systems in the Company's restaurants. The new systems will be rolled-out to all of the Company's restaurants by the end of the second quarter.

Operating expenses increased during the first quarter primarily due to increases in promotional expenses. During the first quarter, the Company tested various advertising promotions in selected markets using radio, print, billboard and television. Additionally, promotional expenses increased due to the amortization of costs associated with the agreement for the right to name the Tampa Bay Buccaneer Football Stadium "Houlihan's Stadium". Operating expenses were also affected by an increase in rent expense in the Company's restaurants.

Depreciation and Amortization Expense. Depreciation and amortization expense as a percentage of net sales increased during the first quarter due to increased capital expenditures from new unit construction and ongoing restaurant renovation and replacements.

General and Administrative Expenses. General and administrative expenses as a percent of net sales declined during the first quarter of 1996 as compared to the same period of 1995. The decrease is a result of cost savings associated with the staff and procedural restructuring that was undertaken during the first quarter of 1995 to improve the efficiency and productivity of the overhead and support areas of the Company. The decrease was partially offset by an increase in costs associated with the Company's franchise program due to the continuing rapid growth of the program.

Other Income. Other income as a percentage of net sales increased primarily as a result of an increase in franchise revenues over the prior period. As of the end of the quarter, the Company franchised 21 restaurants and had signed agreements with 14 franchise development groups providing for the development of an aggregate of 57 additional Houlihan's over a five-year period.

Interest Expense. Interest expense decreased in the 1996 first quarter compared to the 1995 first quarter due to lower average interest rates during the period, as well as a lower outstanding debt balance. The average interest rate on the Company's outstanding bank debt was 7.6% for the first quarter of 1996 as compared to 8.9% for the first quarter of 1995.

Income Taxes. The Company's effective income tax rate was 50.7% for the 1996 first quarter, compared to 46.6% for the same period of 1995. The higher effective rate was a result of the effect of amortization of the reorganization value in excess of amounts allocable to identifiable assets in relation to a smaller pretax income.

Net Income. Net income for the first quarter of 1996 decreased to $672,000, or $0.07 per share, from $1,075,000, or $0.11 per share, from the first quarter of 1995. The decrease is attributable to the decline in comparable restaurant sales and the increases in certain expenses mentioned above.


Liquidity and Capital Resources

At March 25, 1996, the Company had cash and cash equivalents of $15,563,000 and a working capital deficiency of $9,250,000. The Company historically has relied principally upon internally generated funds to finance its restaurant operations and to fund working capital expenditures and has operated with working capital deficiencies. The Company's ability to operate with such deficiencies is due to the nature of the restaurant business, which does not require significant investments in accounts receivable or inventories and which generally allows the procurement of food and supplies on trade credit.

Long-term debt outstanding at March 25, 1996 consisted of a Term Loan, a Real Estate Loan, a Revolving Credit Facility and obligations under capital leases. The bank credit agreement requires semi-annual payments on the Term Loan of $5,500,000 on March 31, 1996 and September 30, 1996, increasing over time to $6,750,000, with the balance due at maturity on September 30, 1999. At March 25, 1996, the Company had $4,952,000 available to it under the Revolving Credit Facility. By means of an interest rate cap, the Company has effectively protected itself against increases in LIBOR above 10% on a notional amount of $30,000,000 of its indebtedness through March 1997.

Capital expenditures totalled $3,863,000 for the quarter as compared to $2,655,000 for the same period in 1995. The increase was attributable to costs incurred for two new Houlihan's that were opened during the quarter, as well as ongoing remodeling projects, normal restaurant renovations and replacements and the continuing installation of new management information systems in the Company's restaurants. The Company expects to incur capital expenditures of $10,637,000 for the remainder of 1996 in connection with opening three additional restaurants and for normal renovations and replacements.

The Company intends to continue to operate with working capital deficiencies and to rely upon internally generated funds to finance its restaurant operations and to fund working capital expenditures, including its expansion plans. Management believes that cash on hand, funds to be generated internally from operations and the use of working capital changes, lease financing and funds available to the Company under its credit facility will be adequate to meet the Company's debt service and capital expenditure requirements for the foreseeable future.

Impact of Inflation

In the past, the Company has been able to recover inflationary cost increases through increased food and beverage menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company's ability to recover such cost increases in their entirety. Historically, the effects of inflation on the Company's net income have not been materially adverse.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HOULIHAN'S RESTAURANT GROUP, INC.
                                               (Registrant)


Date:    May 7, 1996                           By:    /s/ William W. Moreton
       -------------------------                   -----------------------------
                                                   William W. Moreton
                                                   Executive Vice President/
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                        HOULIHAN'S RESTAURANT GROUP, INC.

                                  EXHIBIT INDEX


 Exhibit
   No.                          Description of Exhibit
- - --------- ----------------------------------------------------------------------
  10.1    Second  Amendment  and Consent to Credit  Agreement  among  Houlihan's
          Restaurants,  Inc. and Caisse Nationale De Credit Agricole,  New York
          Branch, as agent, dated March 25, 1996.

   27     Financial Data Schedule