Form 10-Q
period 1996-06-24
HOULIHANS RESTAURANT GROUP INC
filed 1996-08-07
CIK 909723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q



|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 1996

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-66392




                        HOULIHAN'S RESTAURANT GROUP, INC.
               Incorporated pursuant to the Laws of Delaware State




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

Number of shares of common stock outstanding as of August 7, 1996:  9,998,012

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY

                                      INDEX


                                                                            Page

PART I            FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements
                  Consolidated Balance Sheets............................      3
                  Consolidated Statements of Income......................      4
                  Consolidated Statements of Cash Flows..................      5
                  Notes to Consolidated Financial Statements.............      6

   Item 2.    Management's Discussion and Analysis of Financial Condition      9


PART II           OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K...........................     14

   Signature.............................................................     15

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             June 24,   Dec. 25,
                                                               1996       1995
                                                             --------   --------
                                                            (Unaudited)(Audited)
                         ASSETS
Current assets:
   Cash and cash equivalents .............................   $ 11,600   $ 10,314
   Receivables ...........................................      1,320      1,661
   Inventories ...........................................      2,327      2,276
   Other current assets ..................................      2,194      2,918
   Deferred income taxes .................................      1,271      1,401
                                                             --------   --------
       Total current assets ..............................     18,712     18,570
Property, equipment and leaseholds, net ..................    105,667    104,521
Reorganization value in excess of amounts allocable to
   identifiable assets, net ..............................     60,283     62,108
Deferred debt issuance costs, net ........................        275        330
Other assets, net ........................................      5,391      5,487
                                                             --------   --------
       Total assets ......................................   $190,328   $191,016
                                                             ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capitalized lease
       obligations .......................................   $ 57,216   $ 11,202
   Accounts payable ......................................      6,603      8,811
   Accrued interest ......................................        647        676
   Accrued liabilities ...................................     13,552     13,375
                                                             --------   --------
       Total current liabilities .........................     78,018     34,064
Long-term debt, including capitalized lease obligations,
   less current portion ..................................     26,168     72,779
Other liabilities ........................................     11,516     10,834
Deferred income taxes ....................................      2,726      3,147
                                                             --------   --------
       Total liabilities .................................    118,428    120,824
                                                             --------   --------
Stockholders' equity:
   Common stock-par value $.01 per share, 20,000,000
       shares authorized, 9,998,012 shares issued and
       outstanding .......................................        100        100
   Additional paid-in capital ............................     59,900     59,900
   Retained earnings .....................................     11,900     10,192
                                                             --------   --------
       Total stockholders' equity ........................     71,900     70,192
                                                             --------   --------
       Total liabilities and stockholders' equity ........   $190,328   $191,016
                                                             ========   ========

          See accompanying notes to consolidated financial statements.

                               HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                               (Dollars in thousands, except per share amounts)
                                                  (Unaudited)

                                                 Quarter Ended              Twenty-Six Weeks Ended
                                          ----------------------------   ----------------------------
                                            June 24,        June 26,       June 24,        June 26,
                                              1996            1995           1996            1995
                                          ------------    ------------   ------------    ------------
Net sales .............................   $     68,224    $    67,012    $    135,198    $   134,419

Cost of sales:
 Food and bar costs ...................         19,867         19,576          39,395         39,011
 Labor costs ..........................         21,459         21,805          42,810         43,327
 Operating expenses (exclusive of
  depreciation and amortization
  shown separately) ...................         15,557         14,642          31,386         29,270
                                          ------------    -----------    ------------    -----------
   Total cost of sales ................         56,883         56,023         113,591        111,608
                                          ------------    -----------    ------------    -----------
   Gross profit .......................         11,341         10,989          21,607         22,811
Depreciation and amortization .........          3,860          3,678           7,644          7,293
General and administrative expenses ...          4,140          3,587           8,559          8,079
Loss on disposition of properties, net.             65             43             204            389
Other (income), net ...................         (1,162)          (923)         (2,441)        (1,828)
Interest expense ......................          1,670          2,178           3,510          4,439
Merger expenses .......................            584           --               584           --
                                          ------------    -----------    ------------    -----------

   Income before taxes ................          2,184          2,426           3,547          4,439
Income tax provision ..................          1,148          1,085           1,839          2,023
                                          ------------    -----------    ------------    -----------
   Net income .........................   $      1,036    $     1,341    $      1,708    $     2,416
                                          ============    ===========    ============    ===========


Earnings per common and common
 equivalent share .....................   $       0.10    $      0.13    $       0.17    $      0.24
                                          ============    ===========    ============    ===========

Weighted average common and common
 equivalent shares ....................     10,049,322      9,998,012      10,021,307      9,998,012
                                          ============    ===========    ============    ===========



                         See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Twenty-Six Weeks Ended
                                                          ----------------------
                                                           June 24,     June 26,
                                                             1996         1995
                                                          ---------    ---------
Cash flows from operating activities:
   Net income ..........................................   $  1,708    $  2,416
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ...................      7,644       7,293
       Amortization of deferred debt issuance costs ....         55          55
       Loss on disposition of properties, net ..........        204         389
       Deferred income tax benefit .....................       (291)        (87)
       Changes in operating assets and liabilities:
         Receivables ...................................        341         313
         Inventories ...................................        (51)        (48)
         Other current assets ..........................        724        (424)
         Accounts payable ..............................     (2,208)     (2,591)
         Accrued interest ..............................        (29)        349
         Accrued liabilities ...........................        177         322
       Other assets ....................................        253         (20)
       Other liabilities ...............................        682       1,225
                                                           --------    --------
         Net cash provided by operating activities .....      9,209       9,192
                                                           --------    --------
Cash flows from investing activities:
   Capital expenditures, excluding capital leases ......     (7,464)     (6,625)
   Proceeds from disposition of properties .............        138         824
                                                           --------    --------
         Net cash used for investing activities ........     (7,326)     (5,801)
                                                           --------    --------
Cash flows from financing activities:
   Net proceeds from issuance of long-term debt,
     excluding capitalized lease obligations ...........      5,000       7,000
   Payments on long-term debt, including capitalized
      lease obligations ................................     (5,597)     (8,480)
                                                           --------    --------
         Net cash used for financing activities ........       (597)     (1,480)
                                                           --------    --------
Net increase in cash and cash equivalents ..............      1,286       1,911
Cash and cash equivalents at beginning of period .......     10,314      10,310
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 11,600    $ 12,221
                                                           ========    ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
   Interest ............................................   $  3,484    $  4,035
                                                           ========    ========
   Income taxes ........................................   $  1,418    $    792
                                                           ========    ========

Disclosure of Accounting Policy:
   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended June 24, 1996
                                   (Unaudited)


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

The Company owns and operates full service casual dining restaurants under the names of Houlihan's(R), Darryl's(R), Bristol Bar & Grill(sm), Braxton Seafood Grill & Chophouse(R), Chequers Bar & Grill(sm), J. Gilbert's(sm), Charley's Place(sm), Phineas(sm) and The Buena Vista(R).

2.       Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share are based on the weighted average number of shares outstanding and the assumed exercise of outstanding dilutive stock options issued under the Company's stock option plans less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. At June 24, 1996, warrants to purchase up to 47,740 shares of common stock at a price of $37.92 per share were outstanding. Additional shares of common stock issuable upon the exercise of these warrants have not been considered in the calculation as the effect would be antidilutive.

3.       Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                             June 24,            December 25,
                                               1996                  1995
                                          ---------------      ---------------
         Bank debt:
              Term Loan                   $        34,612      $        40,112
              Real Estate Loan                     40,000               40,000
              Revolving Credit Loan                 6,000                1,000
         Capitalized lease obligations              2,772                2,869
                                          ---------------      ---------------
                                                   83,384               83,981
         Less:  Current portion                    57,216               11,202
                                          ---------------      ---------------
                                          $        26,168      $        72,779
                                          ===============      ===============

On June 24, 1996, the Company's bank credit agreement was amended to revise certain covenants of the agreement (the "Third Amendment"). Effective for the second fiscal quarter of 1996, the minimum interest coverage ratio was reduced to 3.8 and the minimum fixed charge coverage ratio was reduced to 1.6. The Third Amendment also reduced the aggregate Revolving Credit Facility commitment to $12,500,000 from $15,000,000 effective October 1, 1996. As of June 24, 1996, the
Company was in compliance with all covenants of its bank credit agreement as amended.

The Real Estate Loan and the Revolving Credit Facility are scheduled to mature on March 31, 1997. The Company expects to refinance its outstanding bank debt concurrent with the closing of the merger transaction with Zapata Corporation (see Note 5).

4.       Merger Expenses

Merger expenses as of June 24, 1996 consisted primarily of professional fees related to the merger of the Company with Zapata Corporation (see Note 5).

5.       Contingencies and Commitments

Merger Agreement

On June 4, 1996, the Company entered into a definitive merger agreement with Zapata Corporation "Zapata", providing for Zapata's acquisition of the Company for a combination of cash and stock valued at $8.00 per share. Approximately 35% of Zapata's outstanding shares of common stock are owned by the Glazer Group, which owns approximately 73% of the Company's outstanding stock. The merger agreement was approved by special committees of the directors of both the Company and Zapata who are not members of the Glazer family and was also approved by the Company's Board of Directors.

The merger agreement provides that the Company will be merged into a newly organized subsidiary of Zapata. Holders of the Company's common stock may elect to receive for their shares (i) $8.00 in cash, without interest, (ii) $8.00 in market value of Zapata common stock, (iii) $4.00 in cash, without interest, and $4.00 in market value of Zapata common stock, or (iv) a residual combination of cash and Zapata common stock (aggregating $8.00 in value) determined so that the aggregate merger consideration to all holders of the Company's common stock is equally divided between cash and Zapata common stock.

The merger is subject, among other things, to approval by the stockholders of the Company and Zapata, registration of the Zapata shares issuable in the merger under the Securities Act of 1933 and receipt of consent from the Company's lending bank or the refinancing of the Company's outstanding bank debt. Subject to the satisfaction of these conditions, it is expected that the transaction will close in September 1996.

Severance Agreements

In prior years, the Company entered into agreements with certain officers which provide for severance payments in the event the employment of such officers is terminated upon a change of control of the Company, as defined in the agreements. As of June 24, 1996, the contingent liability under the agreements for all participants was approximately $2,300,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1995.

General

The Company operates full service casual dining restaurants in 23 states. At June 24, 1996, it operated 99 restaurants, including 61 Houlihan's, 28 Darryl's, four upscale Seafood Grills and six Specialty Restaurants comprised of four dinnerhouses, one upscale steakhouse and the Buena Vista Cafe. At that date, the Company also franchised 25 Houlihan's restaurants in ten states and the Commonwealth of Puerto Rico.

Results of Operations

The  following  table  sets  forth   information   derived  from  the  Company's
Consolidated Statements of Income expressed as a percentage of net sales.

                                                         Quarter Ended               Twenty-Six Weeks Ended
                                                  ---------------------------      ---------------------------
                                                    June 24,       June 26,          June 24,       June 26,
                                                      1996           1995              1996           1995
                                                  ------------   ------------      ------------   ------------

Net sales                                            100.0   %      100.0   %         100.0   %      100.0   %
Cost of sales:
     Food and bar costs                               29.1           29.2              29.1           29.0
     Labor costs                                      31.5           32.5              31.7           32.2
     Operating expenses                               22.8           21.9              23.2           21.8
                                                  ------------   ------------      ------------   ------------
         Total cost of sales                          83.4           83.6              84.0           83.0
                                                  ------------   ------------      ------------   ------------
           Gross profit                               16.6           16.4              16.0           17.0
Depreciation and amortization                          5.7            5.5               5.7            5.4
General and administrative expense                     6.1            5.4               6.3            6.0
Loss on disposition of properties, net                 0.1            0.1               0.2            0.3
Other (income), net                                   (1.8)          (1.4)             (1.9)          (1.3)
Interest expense                                       2.4            3.2               2.6            3.3
Merger expenses                                        0.9            -                 0.4            -
                                                  ------------   ------------      ------------   ------------
         Income before income taxes                    3.2            3.6               2.7            3.3
Income tax provision                                   1.7            1.6               1.4            1.5
                                                  ------------   ------------      ------------   ------------
         Net income                                    1.5   %        2.0   %           1.3  %         1.8  %
                                                  ============   ============      ============   ============

Net Sales. Net sales for the second quarter increased 1.8% from the same quarter of 1995 and increased 0.6% for the twenty-six week period over the same period of 1995. The increase was primarily due to sales generated by nine new restaurants that were opened during 1995 and 1996. The new restaurants included seven Houlihan's, one Seafood Grill and one Specialty Restaurant.

The increase in second quarter sales was also attributable to an increase in comparable sales of 1.1% and 1.0% in the Darryl's concept and the Seafood Grills concept, respectively. The increase in sales for the year-to-date period was offset by poor sales during January and February due to inclement weather which caused 43 of the Company's restaurants to close for an average of 1.7 days.

"Comparable restaurants" are restaurants open throughout fiscal years 1995 and 1996. The increases (decreases) in comparable restaurant sales, by concept, for the second quarter and twenty-six week period of 1996 versus 1995 were as follows:

                                      Second Quarter                        Twenty-Six Week Period
                          --------------------------------------    --------------------------------------
                              Food         Bar          Total           Food         Bar          Total
                          ------------ ------------ ------------    ------------ ------------ ------------
Houlihan's                   (2.0)   %    (3.6)   %    (2.4)   %       (2.1)   %    (4.5)   %    (2.7)   %
Darryl's                      1.5         (1.1)         1.1            (0.6)        (1.2)        (0.7)
Seafood Grills                0.7          2.5          1.0             0.9          3.0          1.3
Specialty                    (2.6)        (3.9)        (3.0)           (5.2)        (4.6)        (5.0)

Total Company                (1.0)   %    (3.0)   %    (1.4)   %       (1.7)   %    (3.7)   %    (2.1)   %

Cost of Sales. Cost of sales as a percentage of net sales decreased during the second quarter of 1996 from the same period of 1995 and increased during the 1996 year-to-date period from the same period of 1995. Cost of sales are composed of three major items: food and bar costs, labor costs and operating expenses.

Combined food and bar costs decreased to 29.1% in the second quarter of 1996 from 29.2% for the same period in 1995 primarily due to operational improvements and efficiencies, as well as stable commodity prices during the quarter. Year-to-date food and bar costs increased to 29.1% in 1996 from 29.0% in 1995 due in part to cost increases and inefficiencies caused by the implementation of a new menu in the Darryl's concept during the first quarter. The new menu, which emphasizes quality wood-fired steaks, was implemented in all Darryl's restaurants by April 1996.

Labor costs decreased in both the 1996 quarter and year-to-date period compared to the 1995 quarter and year-to-date period due primarily to cost savings realized from new labor scheduling systems that were implemented in a majority of the Company's restaurants. The new systems are currently in place in all Houlihan's restaurants and are scheduled to be rolled-out to the remainder of the Company's restaurants by August 1996.

Operating expenses increased to 22.8% from 21.9% during the second quarter and increased to 23.2% from 21.8% during the year-to-date period due primarily to increases in promotional expenses. During 1996, the Company tested various advertising promotions in selected markets using radio, print, billboard and television. Additionally, promotional expenses increased due to the amortization of costs associated with the agreement for the right to name the Tampa Bay Buccaneer Football Stadium "Houlihan's Stadium".

Depreciation and Amortization Expense. Depreciation and amortization expense as a percentage of net sales increased during the second quarter and year-to-date period due to increased capital expenditures from new unit construction and ongoing restaurant renovation and replacements.

General and Administrative Expenses. General and administrative expenses increased to 6.1% from 5.4% during the second quarter and increased to 6.3% from 6.0% during the year-to-date period. The increase was primarily caused by increasing costs associated with the continuing rapid growth of the Company's franchise program. The most significant expense related to the training teams associated with franchise restaurant openings. During the 1996 year-to-date period, seven franchise Houlihan's were opened as compared to the same period in 1995, in which two franchise Houlihan's were opened.

Other Income. Other income increased during the 1996 quarter and year-to-date period primarily as a result of an increase in franchise revenues over the prior periods. As of June 24, 1996, the Company franchised 25 restaurants and had signed agreements with 15 franchise development groups providing for the development of an aggregate of 53 additional Houlihan's over a five to six year period.

Interest Expense. Interest expense decreased in the 1996 second quarter and year-to-date period compared to same periods in 1995 due to lower interest rates during the period, as well as a lower outstanding debt balance. The average interest rate on the Company's outstanding bank debt for the 1996 year-to-date period was 7.5% as compared to 9.1% for the same period in 1995.

Merger Expenses. Merger expenses as of June 24, 1996 consisted primarily of professional fees related to the merger of the Company with Zapata Corporation (see Liquidity and Capital Resources).

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 41.5% for the second quarter of 1996, compared to 44.7% for the same period of 1995. The year-to-date effective rate was 44.5% in 1996 and 45.6% in 1995. The lower effective rate for the second quarter was a result of the increase in pretax income for the period in relation to the fixed amortization of the reorganization value in excess of amounts allocable to identifiable assets.


Liquidity and Capital Resources

The Company relies principally upon internally generated funds to finance its restaurant operations and to fund working capital expenditures. Historically, the Company has operated with working capital deficiencies. The Company's ability to operate with such deficiencies is due to the nature of the restaurant business, which does not require significant investments in accounts receivable or inventories and which generally allows the procurement of food and supplies on trade credit. At June 24, 1996, the Company had cash and cash equivalents of

$11,600,000 and a working capital deficiency of $59,306,000. The deficiency is the result of an increase in the Company's current portion of long-term debt. Current maturities include the $40,000,000 Real Estate Loan and the $6,000,000 Revolving Credit Loan which are scheduled to mature on March 31, 1997. Additionally, the Company is required to make a $5,500,000 principal payment on September 30, 1996 and March 31, 1997 on its outstanding Term Loan. The Company expects to refinance all of its outstanding bank debt concurrent with the closing of the merger transaction with Zapata Corporation (see below).

On June 4, 1996, the Company entered into a definitive merger agreement with Zapata Corporation, providing for Zapata's acquisition of the Company for a combination of cash and stock valued at $8.00 per share. Approximately 35% of Zapata's outstanding shares of common stock are owned by the Glazer Group, which owns approximately 73% of the Company's outstanding stock. The merger agreement was approved by special committees of the directors of both the Company and Zapata who are not members of the Glazer family and was also approved by the Company's Board of Directors. The merger agreement provides that the Company will be merged into a newly organized subsidiary of Zapata. The merger is subject, among other things, to approval by the stockholders of both the Company and Zapata, registration of the Zapata shares issuable in the merger under the Securities Act of 1933 and receipt of consent from the Company's lending bank or the refinancing of the Company's outstanding bank debt. Subject to the satisfaction of these conditions, it is expected that the transaction will close in September 1996.

The Company's bank credit agreement contains various covenants and restrictions which, among other things, require the maintenance of minimum fixed charge coverage ratios and interest coverage ratios. The Company did not maintain the required ratios for the second quarter of 1996 and as a result, on June 24, 1996, the bank credit agreement was amended to revise certain covenants of the agreement (the "Third Amendment"). Effective for the second fiscal quarter of 1996, the minimum interest coverage ratio was reduced to 3.8 and the minimum fixed charge coverage ratio was reduced to 1.6. The Third Amendment also reduced the aggregate Revolving Credit Facility commitment to $12,500,000 effective October 1, 1996. At June 24, 1996, the Company had $4,477,000 available to it under the $15,000,000 Revolving Credit Facility, reduced by $4,523,000 of outstanding standby letters of credit and a $6,000,000 outstanding loan. The Company is currently in compliance with all covenants of its bank credit agreement as amended. While the Company intends to refinance its bank debt in conjunction with the merger, there are no assurances the merger will be consummated and the Company will continue to remain in compliance with all covenants of its bank credit agreement.

Capital expenditures for the 1996 year-to-date period totalled $7,464,000. The expenditures were incurred for two new Houlihan's and one new Seafood Grill that were opened during the period, as well as ongoing remodeling projects, normal restaurant renovations and replacements and the installation of new management information systems in the Company's restaurants which was completed in the second quarter. The Company expects to incur capital expenditures of approximately $7,000,000 for the remainder of 1996, a majority of which will be used in connection with opening one Houlihan's and one Specialty Restaurant. Management believes that cash on hand, funds to be generated internally from operations and the use of working capital changes will be adequate to meet the Company's capital expenditure requirements for the foreseeable future.


Impact of Inflation

Inflationary increases in costs, namely food, labor and operating expenses, could have a significant impact on the Company's operations. In the past, the Company has been able to recover inflationary cost increases through increased food and beverage menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company's ability to recover such cost increases in their entirety. Historically, the effects of inflation have not had a significant impact on the Company's net income.

A significant number of the Company's employees are paid hourly rates tied to federal and state minimum wage and tip credit laws. An increase in the minimum wage was recently passed by Congress and is currently proposed by various state governments. Although the Company has and will continue to attempt to pass along any increased labor costs through food and beverage price increases, there can be no assurance that all such increased labor costs can be reflected in its prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the restaurants. However, the Company has not experienced to date a significant reduction in gross profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in gross profit margins.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b)  Reports on Form 8-K:

                  Current Report on Form 8-K dated May 9, 1996 - This Form 8-K contained the text of the Letter of Intent between Houlihan's Restaurant Group, Inc. and Zapata Corporation relating to the proposed acquisition of the Company by Zapata Corporation.

                  Current Report on Form 8-K dated June 18, 1996 - This Form 8-K contained the text of the Agreement and Plan of Merger by and among Zapata Corporation and Houlihan's Restaurant Group, Inc. In addition, the Form 8-K included the text of a press release issued by the Company on June 5, 1996. The press release announced that the Company and Zapata Corporation had entered into a definitive merger agreement.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOULIHAN'S RESTAURANT GROUP, INC.
                                                       (Registrant)


Date:    August 7, 1996                     By:    /s/ William W. Moreton
     ------------------------------            ------------------------------
                                               William W. Moreton
                                               Executive Vice President/Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

                        HOULIHAN'S RESTAURANT GROUP, INC.

                                  EXHIBIT INDEX


 Exhibit
   No.                         Description of Exhibit
- --------- ----------------------------------------------------------------------

   10.1 Third Amendment and Consent to Credit Agreement among Houlihan's Restaurants, Inc. and Caisse Nationale De Credit Agricole, New York Branch, as agent, dated June 24, 1996.

   10.2 Agreement and Plan of Merger dated June 4, 1996, by and among Zapata Corporation, Zapata Acquisition Corp., a wholly owned subsidiary of Zapata Corporation, and Houlihan's Restaurant Group, Inc. (1)

   27     Financial Data Schedule (filed with EDGAR version).






   (1) Filed as an exhibit to the Current Report on Form 8-K dated June 18, 1996 and incorporated herein by reference.