Form 10-Q
period 1996-09-23
HOULIHANS RESTAURANT GROUP INC
filed 1996-11-07
CIK 909723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                      ------------------------------------


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 23, 1996

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

Number of shares of common stock outstanding as of November 7, 1996:  9,998,012

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

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                               Sept.23,  Dec.25,
                                                                 1996     1995
                                                               -------- --------
                                                            (Unaudited)(Audited)
                            ASSETS
Current assets:
   Cash and cash equivalents ................................   $15,395  $10,314
   Receivables ..............................................     1,399    1,661
   Inventories ..............................................     2,244    2,276
   Other current assets .....................................     1,755    2,918
   Deferred income taxes ....................................     3,644    1,401
                                                               -------- --------
       Total current assets .................................    24,437   18,570
Property, equipment and leaseholds, net .....................   105,073  104,521
Reorganization value in excess of amounts allocable to
   identifiable assets, net .................................    59,370   62,108
Deferred debt issuance costs, net ...........................       248      330
Other assets, net ...........................................     5,260    5,487
                                                               -------- --------
       Total assets .........................................  $194,388 $191,016
                                                               ======== ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capitalized lease
       obligations ..........................................   $57,224  $11,202
   Accounts payable .........................................     6,774    8,811
   Accrued interest .........................................     1,030      676
   Accrued liabilities ......................................    13,953   13,375
                                                               -------- --------
       Total current liabilities ............................    78,981   34,064
Long-term debt, including capitalized lease obligations, less
   current portion ..........................................    26,109   72,779
Other liabilities ...........................................    11,870   10,834
Deferred income taxes .......................................     4,129    3,147
                                                               -------- --------
       Total liabilities ....................................   121,089  120,824
                                                               -------- --------
Stockholders' equity:
   Common stock-par value $.01 per share, 20,000,000 shares
       authorized, 9,998,012 shares issued and outstanding ..       100      100
   Additional paid-in capital ...............................    59,900   59,900
   Retained earnings ........................................    13,299   10,192
                                                               -------- --------
       Total stockholders' equity ...........................    73,299   70,192
                                                               -------- --------
       Total liabilities and stockholders' equity ...........  $194,388 $191,016
                                                               ======== ========

          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                          Quarter Ended                  Thirty-Nine Weeks Ended
                                                                 ------------------------------      ------------------------------
                                                                   Sept. 23,         Sept. 25,         Sept. 23,         Sept. 25,
                                                                     1996              1995              1996              1995
                                                                 ------------      ------------      ------------      ------------
Net sales ..................................................     $     66,821      $     66,330      $    202,019      $    200,749

Cost of sales:
   Food and bar costs ......................................           19,865            19,613            59,260            58,624
   Labor costs .............................................           20,581            21,029            63,391            64,356
   Operating expenses (exclusive of depreciation and
     amortization shown separately) ........................           15,491            15,291            46,877            44,561
                                                                 ------------      ------------      ------------      ------------
       Total cost of sales .................................           55,937            55,933           169,528           167,541
                                                                 ------------      ------------      ------------      ------------
       Gross profit ........................................           10,884            10,397            32,491            33,208
Depreciation and amortization ..............................            3,927             3,792            11,571            11,085
General and administrative expenses ........................            4,140             4,329            12,699            12,408
Loss on disposition of properties, net......................               81                86               285               475
Other (income), net ........................................           (1,189)             (696)           (3,630)           (2,524)
Interest expense ...........................................            1,697             1,932             5,207             6,371
Merger expenses ............................................              147              --                 731              --
                                                                 ------------      ------------      ------------      ------------

       Income before taxes .................................            2,081               954             5,628             5,393
Income tax provision .......................................              682               497             2,521             2,520
                                                                 ------------      ------------      ------------      ------------
       Net income ..........................................     $      1,399      $        457      $      3,107      $      2,873
                                                                 ============      ============      ============      ============


Earnings per common and common equivalent share ............     $       0.14      $       0.05      $       0.31      $       0.29
                                                                 ============      ============      ============      ============

Weighted average common and common
   equivalent shares .......................................       10,078,572         9,998,012        10,042,332         9,998,012
                                                                 ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              39 Weeks Ended
                                                           --------------------
                                                           Sept. 23,   Sept. 25,
                                                             1996        1995
                                                           --------    --------
Cash flows from operating activities:
   Net income ..........................................   $  3,107    $  2,873
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ...................     11,571      11,085
       Amortization of deferred debt issuance costs ....         82          82
       Loss on disposition of properties, net ..........        285         475
       Deferred income tax benefit .....................     (1,261)       (273)
       Changes in operating assets and liabilities:
         Receivables ...................................        262          31
         Inventories ...................................         32         105
         Other current assets ..........................      1,163         843
         Accounts payable ..............................     (2,037)     (3,557)
         Accrued interest ..............................        354        (983)
         Accrued liabilities ...........................        578      (1,123)
       Other assets ....................................        493         538
       Other liabilities ...............................      1,036       2,305
                                                           --------    --------
         Net cash provided by operating activities .....     15,665      12,401
                                                           --------    --------
Cash flows from investing activities:
   Capital expenditures, excluding capital leases ......    (10,076)     (9,140)
   Proceeds from disposition of properties .............        140         818
                                                           --------    --------
         Net cash used for investing activities ........     (9,936)     (8,322)
                                                           --------    --------
Cash flows from financing activities:
   Net proceeds from issuance of long-term debt,
     excluding capitalized lease obligations ...........      5,000       7,000
   Payments on long-term debt, including capitalized
      lease obligations ................................     (5,648)     (8,525)
                                                           --------    --------
         Net cash used for financing activities ........       (648)     (1,525)
                                                           --------    --------
Net increase in cash and cash equivalents ..............      5,081       2,554
Cash and cash equivalents at beginning of period .......     10,314      10,310
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 15,395    $ 12,864
                                                           ========    ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
   Interest ............................................   $  4,771    $  7,272
                                                           ========    ========
   Income taxes ........................................   $  2,073    $  2,707
                                                           ========    ========

Disclosure of Accounting Policy:
   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 23, 1996
                                   (Unaudited)


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company owns and operates full service casual dining restaurants under the names of Houlihan's(R), Darryl's(R), Bristol Bar & Grill(sm), Braxton Seafood Grill & Chophouse(R), Chequers Bar & Grill(sm), J. Gilbert's(sm), Charley's Place(sm), Phineas(sm) and The Buena Vista(R).

2.       Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share are based on the weighted average number of shares outstanding and the assumed exercise of outstanding dilutive stock options issued under the Company's stock option plans less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. At September 23, 1996, warrants to purchase up to 47,740 shares of common stock at a price of $37.92 per share were outstanding. Additional shares of common stock issuable upon the exercise of these warrants have not been considered in the calculation as the effect would be antidilutive.

3.       Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                   September 23,   December 25,
                                                       1996            1995
                                                   -------------   -------------
Bank debt:
     Term Loan .................................   $      34,612   $      40,112
     Real Estate Loan ..........................          40,000          40,000
     Revolving Credit Loan .....................           6,000           1,000
Capitalized lease obligations ..................           2,721           2,869
                                                   -------------   -------------
                                                          83,333          83,981
Less:  Current portion .........................          57,224          11,202
                                                   -------------   -------------
                                                   $      26,109   $      72,779
                                                   =============   =============

The Company's bank credit agreement was amended on November 1, 1996, to revise certain covenants of the agreement (the "Fourth Amendment"). Effective for the third fiscal quarter of 1996, the minimum fixed charge coverage ratio was reduced to 1.8. Pursuant to the Third Amendment dated June 24, 1996, the aggregate Revolving Credit Facility commitment was reduced to $12,500,000 from $15,000,000 effective October 1, 1996. The Company is in compliance with all covenants of its bank credit agreement as amended.

The Real Estate Loan and the Revolving Credit Facility are scheduled to mature on March 31, 1997. The Company intends to refinance its outstanding bank debt prior to its maturity.

4.       Merger Expenses

Merger expenses through September 23, 1996 consisted primarily of professional fees related to the terminated merger of the Company with Zapata Corporation. See "Subsequent Event".

5.       Contingencies and Commitments

Severance Agreements

In prior years, the Company entered into agreements with certain officers which provide for severance payments in the event the employment of such officers is terminated upon a change of control of the Company, as defined in the agreements. As of September 23, 1996, the contingent liability under the agreements for all participants was approximately $2,300,000.

6.       Subsequent Event

The Company entered into a merger agreement on June 4, 1996 with Zapata Corporation ("Zapata"), which provided for Zapata's acquisition of the Company for a combination of cash and stock valued at $8.00 per share. The agreement was terminated on October 8, 1996 pursuant to its terms. The termination follows the decision of the Delaware Chancery Court that a vote of 80% of the Zapata stockholders would be required to approve the merger. The merger agreement provided that either party could terminate the agreement if the merger was not consummated by October 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1995.

General

The Company operates full service casual dining restaurants in 23 states. At September 23, 1996, it operated 100 restaurants, including 62 Houlihan's, 28 Darryl's, four upscale Seafood Grills and six Specialty Restaurants comprised of four dinnerhouses, one upscale steakhouse and the Buena Vista Cafe. At that date, the Company also franchised 26 Houlihan's restaurants in ten states and the Commonwealth of Puerto Rico.

Results of Operations

The  following  table  sets  forth   information   derived  from  the  Company's
Consolidated Statements of Income expressed as a percentage of net sales.

                                                          Quarter Ended              Thirty-Nine Weeks Ended
                                                  -----------------------------   -----------------------------
                                                  September 23,   September 25,   September 23,   September 25,
                                                      1996            1995            1996            1995
                                                  -------------   -------------   -------------   -------------
Net sales .................................           100.0 %         100.0 %         100.0 %         100.0 %
Cost of sales:
     Food and bar costs ...................            29.7            29.6            29.3            29.2
     Labor costs ..........................            30.8            31.7            31.4            32.1
     Operating expenses ...................            23.2            23.0            23.2            22.2
                                                  -------------   -------------   -------------   -------------
         Total cost of sales ..............            83.7            84.3            83.9            83.5
                                                  -------------   -------------   -------------   -------------
           Gross profit ...................            16.3            15.7            16.1            16.5
Depreciation and amortization .............             5.9             5.7             5.7             5.5
General and administrative expense ........             6.2             6.5             6.3             6.2
Loss on disposition of properties, net ....             0.1             0.1             0.1             0.2
Other (income), net .......................            (1.7)           (0.9)           (1.7)           (1.3)
Interest expense ..........................             2.5             2.9             2.6             3.2
Merger expenses ...........................             0.2             --              0.4             --
                                                  -------------   -------------   -------------   -------------
         Income before income taxes .......             3.1             1.4             2.7             2.7
Income tax provision ......................             1.0             0.7             1.2             1.3
                                                  -------------   -------------   -------------   -------------
         Net income .......................             2.1 %           0.7 %           1.5 %           1.4 %
                                                  =============   =============   =============   =============

Net Sales. Net sales for the third quarter increased 0.7% from the same quarter of 1995 and increased 0.6% for the thirty-nine week period over the same period of 1995. The increase was primarily due to sales generated by nine new restaurants that were opened during 1995 and 1996 and one Darryl's restaurant that was converted to a Specialty Restaurant in 1995. The new restaurants included eight Houlihan's and one Seafood Grill. The year-to-date sales increase was also partially due to an increase in comparable sales of 0.9% in the Seafood Grills concept. However, sales were unfavorably impacted by inclement winter weather during January and February, which caused 43 of the Company's restaurants to close for an average of 1.7 days. Additionally, third quarter sales were affected by inclement weather caused by Hurricane Fran during September.

"Comparable restaurants" are restaurants open throughout fiscal years 1995 and 1996. The increases (decreases) in comparable restaurant sales, by concept, for the third quarter and thirty-nine week period of 1996 versus 1995 were as follows:

                              Third Quarter            Thirty-Nine Week Period
                        ------------------------      -------------------------
                        Food       Bar     Total      Food       Bar      Total

Houlihan's .........    (4.1)%    (7.1)%    (4.8)%    (2.8)%    (5.3)%    (3.4)%
Darryl's ...........    (0.4)     (0.4)     (0.4)     (0.5)     (1.0)     (0.6)
Seafood Grills .....    (0.9)      4.0      (0.1)      0.3       3.3       0.9
Specialty ..........    (4.8)      0.2      (3.2)     (5.1)     (3.1)     (4.4)

Total Company ......    (3.0)%    (5.1)%    (3.4)%    (2.1)%    (4.1)%    (2.6)%

Cost of Sales. Cost of sales as a percentage of net sales decreased during the third quarter of 1996 from the same period of 1995 and increased during the 1996 year-to-date period from the same period of 1995. Cost of sales are composed of three major items: food and bar costs, labor costs and operating expenses.

Combined food and bar costs increased slightly during the quarter and year-to-date periods primarily due to cost increases associated with the new menu that was implemented in the Darryl's concept during the first quarter. The new menu, which emphasizes quality wood-fired steaks, was in place in all Darryl's restaurants by April 1996. Due to the shift in the menu mix to higher priced items such as steak, food cost for the third quarter was impacted by the rising cost of beef during the quarter.

Labor costs decreased in both the 1996 quarter and year-to-date period compared to the 1995 quarter and year-to-date period due primarily to cost savings realized from new labor scheduling systems that were implemented in a majority of the Company's restaurants. The new systems are currently in place in all of the Company's Houlihan's and Darryl's restaurants.

Operating expenses increased to 23.2% from 23.0% during the third quarter and increased to 23.2% from 22.2% during the year-to-date period due to increases in promotional expenses. During the first three quarters of 1996, the Company tested various advertising promotions in selected markets using radio, print, billboard and television. Additionally, promotional expenses increased due to the amortization of costs associated with the agreement for the right to name the Tampa Bay Buccaneer football team's stadium "Houlihan's Stadium".

Depreciation and Amortization Expense. Depreciation and amortization expense as a percentage of net sales increased during the third quarter and year-to-date period due to increased capital expenditures from new unit construction and ongoing restaurant renovation and replacements.

General and Administrative Expenses. General and administrative expenses as a percent of sales decreased to 6.2% from 6.5% during the third quarter and increased to 6.3% from 6.2% during the year-to-date period. The decrease during the quarter was mostly attributable to costs incurred in the prior year quarter related to a debt registration filed in July that was later withdrawn by the Company. The increase for the year-to-date period was caused by increasing costs associated with the continuing rapid growth of the Company's franchise program, the most significant expense of which related to the training teams associated with franchise restaurant openings. During the 1996 year-to-date period, eight franchise Houlihan's were opened as compared to the same period in 1995, in which two franchise Houlihan's were opened.

Other Income. Other income increased during the 1996 quarter and year-to-date period primarily as a result of an increase in franchise revenues over the prior periods. As of September 23, 1996, the Company franchised 26 restaurants and had signed agreements with 19 franchise development groups providing for the development of an aggregate of 78 additional Houlihan's over a five to six year period.

Interest Expense. Interest expense decreased in the 1996 quarter and year-to-date period compared to the same periods in 1995 due to lower interest rates during the periods, as well as a lower outstanding debt balance. The average interest rate on the Company's outstanding bank debt for the 1996 year-to-date period was 7.5% as compared to 9.0% for the same period in 1995.

Merger Expenses. Merger expenses consisted primarily of professional fees related to the terminated merger of the Company with Zapata Corporation. See "Liquidity and Capital Resources".

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 32.8% for the third quarter of 1996, compared to 52.0% for the same period of 1995. The year-to-date effective rate was 44.8% in 1996 and 46.7% in 1995. The lower effective rate for the third quarter was a result of the increase in pretax income for the period in relation to the fixed amortization of the reorganization value in excess of amounts allocable to identifiable assets.


Liquidity and Capital Resources

The Company relies principally upon internally generated funds to finance its restaurant operations and to fund working capital expenditures. Historically, the Company has operated with working capital deficiencies. The Company's ability to operate with such deficiencies is due to the nature of the restaurant business, which does not require significant investments in accounts receivable or inventories and which generally allows the procurement of food and supplies on trade credit. At September 23, 1996, the Company had cash and cash equivalents of $15,395,000 and a working capital deficiency of $54,544,000. The larger than normal deficiency is the result of an increase in the Company's current portion of long-term debt. Current maturities include the $40,000,000 Real Estate Loan and the $6,000,000 Revolving Credit Loan which are scheduled to mature on March 31, 1997. Additionally, the Company is required to make a $5,500,000 principal payment on September 30, 1996 and March 31, 1997 on its outstanding Term Loan. The Company expects to refinance all of its outstanding bank debt prior to its maturity.

The Company's bank credit agreement contains various covenants and restrictions which, among other things, require the maintenance of minimum fixed charge coverage ratios and interest coverage ratios. The Company did not maintain the required fixed charge ratio for the third quarter of 1996 and as a result, on November 1, 1996, the bank credit agreement was amended to revise certain covenants of the agreement (the "Fourth Amendment"). Effective for the third fiscal quarter of 1996, the minimum fixed charge coverage ratio was reduced to
1.8. As a result, the Company is currently in compliance with all covenants of its bank credit agreement as amended. The Company has engaged a bank as agent to refinance the existing bank debt. At this time, the agent has not secured the required commitments to complete the refinancing. While the Company intends to complete the refinancing, there are no assurances that such refinancing will be obtained and the Company will continue to remain in compliance with all covenants of its bank credit agreement.

At September 23, 1996, the Company had $4,477,000 available to it under the $15,000,000 Revolving Credit Facility, reduced by $4,523,000 of outstanding standby letters of credit and a $6,000,000 outstanding loan. Pursuant to the Third Amendment to the bank credit agreement dated June 24, 1996, the aggregate Revolving Credit Facility commitment will be reduced to $12,500,000 effective October 1, 1996. Additionally, on September 26, 1996, the Company borrowed $1,950,000 on its Revolving Credit Facility.

Capital expenditures for the 1996 year-to-date period totalled $10,076,000. The expenditures were incurred for three new Houlihan's and one new Seafood Grill that were opened during the period, as well as ongoing remodeling projects, normal restaurant renovations and replacements and the installation of new management information systems in the Company's restaurants, which was completed in the second quarter. The Company expects to incur capital expenditures of approximately $3,000,000 for the remainder of 1996, a majority of which will be used in connection with opening one Specialty Restaurant. Management believes that cash on hand, funds to be generated internally from operations and the use of working capital changes will be adequate to meet the Company's capital expenditure requirements for the foreseeable future.

The Company entered into a merger agreement on June 4, 1996 with Zapata Corporation ("Zapata"), which provided for Zapata's acquisition of the Company for a combination of cash and stock valued at $8.00 per share. The agreement was terminated on October 8, 1996 pursuant to its terms. The termination follows the decision of the Delaware Chancery Court that a vote of 80% of the Zapata stockholders would be required to approve the merger. The merger agreement provided that either party could terminate the agreement if the merger was not consummated by October 1, 1996.

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

A significant number of the Company's employees are paid hourly rates tied to federal and state minimum wage and tip credit laws. An increase in the federal minimum wage was effective October 1, 1996, and other minimum wage increases are currently proposed by various state governments. Although the Company has and will continue to attempt to pass along any increased labor costs through food and beverage price increases, there can be no assurance that all such increased labor costs can be reflected in its prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the restaurants. However, the Company has not experienced to date a significant reduction in gross profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in gross profit margins.

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


                                               HOULIHAN'S RESTAURANT GROUP, INC.
                                              (Registrant)


Date:      November 7, 1996                    By:  /s/ William W. Moreton
      -------------------------                   ------------------------------
                                                  William W. Moreton
                                                  Executive Vice President/Chief
                                                  Financial Officer (Principal
                                                  Financial and Accounting
                                                  Officer)

                        HOULIHAN'S RESTAURANT GROUP, INC.

                                  EXHIBIT INDEX


Exhibit
  No.                                Description of Exhibit
-------             ------------------------------------------------------------

  10.1 Fourth Amendment and Consent to Credit Agreement among Houlihan's Restaurants, Inc. and Caisse Nationale De Credit Agricole, New York Branch, as agent, dated November 1, 1996.

  27                Financial Data Schedule (filed with EDGAR version).