Form 10-K
period 1996-12-30
HOULIHANS RESTAURANT GROUP INC
filed 1997-04-16
CIK 909723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 30, 1996
                          ----------------------------------------
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number         33-66392


                        Houlihan's Restaurant Group, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                                           43-0913506
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                Two Brush Creek Boulevard, Kansas City, Missouri 64112
              (Address of principal executive offices and zip code)

                                 (816) 756-2200
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:   None.
Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The aggregate market value of the registrant's stock held by non-affiliates as of March 31, 1997 was $14,873,199 based upon the average bid and ask price on March 31, 1997.

The number of shares of the registrant's common stock outstanding as of March 31, 1997 was 9,998,012.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 30, 1996
                                      INDEX

                                                                            Page
PART I

Item 1.  Business                                                             3

Item 2.  Properties                                                           9

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                 11

Item 6.  Selected Financial Data                                             11

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 8.  Financial Statements and Supplementary Data                         19

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            19

PART III

Item 10. Directors and Executive Officers of the Registrant                  20

Item 11. Executive Compensation                                              23

Item 12. Security Ownership of Certain Beneficial Owners and Management      26

Item 13. Certain Relationships and Related Transactions                      27

PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K              28

Signatures                                                                   29

PART I

Item 1.  Business

General

Houlihan's Restaurant Group, Inc. and its wholly-owned subsidiary, Houlihan's Restaurants, Inc. and its subsidiaries (the "Company") operates full service casual dining restaurants in 23 states. At December 30, 1996, it operated 101 restaurants, including 62 Houlihan's, 28 Darryl's, four upscale Seafood restaurants and seven specialty restaurants comprised of four dinnerhouses, two upscale steakhouses and the Buena Vista Cafe (collectively, "Specialty"). At that date, the Company also franchised 29 Houlihan's restaurants in eleven states and the Commonwealth of Puerto Rico. The Company is a Delaware corporation formed on May 31, 1968 and is the successor to a business founded in 1962 in Kansas City, Missouri. The restaurant business is the only business in which the Company is engaged. Houlihan's Restaurant Group, Inc. does not engage in any business or activity other than holding the capital stock of Houlihan's Restaurants, Inc.

Overview of the Company's Restaurant Concepts

The Company's primary restaurant concepts are Houlihan's and Darryl's, which operate in the casual dining segment of the restaurant industry. During 1996, sales for these concepts comprised 67% and 22%, respectively, of the Company's total sales. All of the Company's restaurants serve beer, wine and cocktails, both in the restaurant areas and in the separate bar areas. Sales of alcoholic beverages constituted 22% of the Company's net sales for the fiscal year ended December 30, 1996.

Houlihan's. Founded in 1972 in Kansas City, Missouri, Houlihan's is the largest of the Company's restaurant concepts with 62 stores located in 19 states, primarily along the East Coast and in the Midwest. Also at December 30, 1996, the Company franchised 29 Houlihan's restaurants in eleven states and the Commonwealth of Puerto Rico.

Houlihan's is a well established national chain with a casual dining concept catering to adult guests principally in the 25 to 49 age group. Houlihan's prepares almost all of its menu items on the premises and is open seven days a week, serving lunch, dinner and late dinner customers. The menu emphasizes light-fare, traditional American cuisine items including a number of "signature" dishes unique to Houlihan's and traditional staple items such as steaks, ribs and seafood. Houlihan's has historically maintained an extensive drink menu which has focused on standard specialty drinks as well as holiday oriented drink specials. The average Houlihan's dinner guest check for the fiscal year ended December 30, 1996 was $11.97.

The  following  table  sets  forth,  for  the  periods  indicated,   information
concerning Company-owned Houlihan's:

                                             1996   1995  1994   1993  1992
                                             ----   ----  ----   ----  ----
Number of Houlihan's:
     Open at beginning of period .........    61     56    53     51     59
     Opened or converted during period ...     3      5     5      3(b)  --
     Closed or divested during period ....    (2)    --    (2)    (1)    (8)
                                              ---    ---   ---    ---    ---
         Open at end of period ...........    62     61    56     53     51

                                      1996(a)   1995     1994     1993     1992
                                      ----      ----     ----     ----     ----
Average sales per restaurant open for
     full period (in thousands) ..... $3,097   $3,118   $3,148   $3,092   $3,114

Percentage increase (decrease) in
     comparable restaurant sales .... (3.9)%   (0.6)%     0.6%   (1.7)%   (1.4)%
----------------------
(a) Fiscal 1996 represents a 53-week period and accordingly, average sales per restaurant was calculated based upon 53 weeks. The percentage increase
     (decrease) in comparable restaurant sales was calculated by adjusting fiscal 1995 to reflect a comparable number of weeks.
(b) Includes two Specialty restaurants which were closed and in the process of being converted to Houlihan's.

Darryl's. As of December 30, 1996, the Company operated 28 Darryl's restaurants located throughout eight states. Darryl's restaurants are primarily located in the Southeastern U.S. and emphasize more traditional American menu items such as steaks, barbecued ribs and hamburgers. The Company adopted a new strategy for the concept in late 1995 that implemented a new menu emphasizing wood-fired steaks. All steaks are Midwest grain-fed, hand-selected Black Angus beef aged for tenderness then cooked over a wood grill. The new strategy required the update of facilities with new wood burning grills as well as a new smallware package in each restaurant. Darryl's restaurants are open seven days a week, serving lunch, dinner and late dinner customers. Darryl's also prepares almost all of its meals on the premises with local weekly specials catering to the surrounding customer base. The average Darryl's dinner guest check for the fiscal year ended December 30, 1996 was $12.22.

The  following  table  sets  forth,  for  the  periods  indicated,   information
concerning Darryl's:

                                         1996(a)  1995     1994     1993    1992
                                        ------   ------   ------   ------  -----
Number of Darryl's:
     Open at beginning of period .....     28       30       31       31      31
     Opened or converted during period     --       --       --       --      --
     Closed or divested during period      --       (2)(b)   (1)(c)   --      --
                                        ------   ------   ------   ------  -----
         Open at end of period .......     28       28       30       31      31

Average sales per restaurant open for
     full period (in thousands) ...... $2,207   $2,178   $2,226   $2,302  $2,368

Percentage increase (decrease) in
     comparable restaurant sales       (0.9)%   (3.6)%   (3.7)%   (2.8)%  (4.0)%
----------------------
(a) Fiscal 1996 represents a 53-week period and accordingly, average sales per restaurant was calculated based upon 53 weeks. The percentage increase
     (decrease) in comparable restaurant sales was calculated by adjusting fiscal 1995 to reflect a comparable number of weeks.
(b)  Includes one Darryl's which was converted to J. Gilbert's in August 1995.
(c)  Represents one Darryl's which was converted to a Houlihan's.

Seafood. The Company operates four Seafood restaurants under the names "Bristol", "Braxton" and "Chequers." These restaurants target special occasion and business entertainment diners by offering an extensive selection of seafood and steaks, an upscale level of service and well-appointed facilities. The Seafood restaurants, which are in locations where fresh seafood is not readily available, feature an extensive selection of fresh seafood which is flown in daily, including mesquite broiled fish, Maine lobster, crab, shrimp, scallops and regional daily specials. The restaurants are open seven days a week, serving lunch, dinner and late dinner customers. The average Seafood dinner guest check for the fiscal year ended December 30, 1996 was $24.24.

The  following  table  sets  forth,  for  the  periods  indicated,   information
concerning the Seafood restaurants:

                                         1996(a) 1995     1994    1993     1992
                                        ------  ------   ------  ------   ------
Number of Seafood restaurants:
     Open at beginning of period .....     3       4        4       4        6
     Opened or converted during period     1      --       --      --       --
     Closed or divested during period     --      (1)      --      --       (2)
                                        ------  ------   ------  ------   ------
         Open at end of period .......     4       3        4       4        4

Average sales per restaurant open for
     full period (in thousands) ......  $4,159  $4,024   $4,070  $3,813  $3,668

Percentage increase (decrease) in
     comparable restaurant sales          1.7%    4.9%     6.8%    3.9%    1.5%
----------------------
(a) Fiscal 1996 represents a 53-week period and accordingly, average sales per restaurant was calculated based upon 53 weeks. The percentage increase
     (decrease) in comparable restaurant sales was calculated by adjusting fiscal 1995 to reflect a comparable number of weeks.

Specialty. The Company's Specialty restaurants consist of four dinnerhouses, two
J. Gilbert's and the Buena Vista Cafe. The dinnerhouses, which operate under the names "Charley's Place" and "Phineas," compete in the high end of the casual dining market, target special occasion diners, and feature full menus which emphasize steak and prime rib and are open seven days a week, serving lunch, dinner and late dinner customers. The average dinner guest check for the dinnerhouses for the fiscal year ended December 30, 1996 was $14.06. J. Gilbert's, the Company's newest concept, is positioned to compete in the higher end of the steakhouse market. It features a menu that is printed daily and specializes in Black Angus steaks, chicken and seafood. J. Gilbert's is open seven days a week, serving dinner and late evening meals only. The average dinner guest check for J. Gilbert's for the fiscal year ended December 30, 1996 was $23.10. The Buena Vista Cafe, located near Fisherman's Wharf in San Francisco, California, is known for having introduced the Irish Coffee drink in the United States and sales of Irish Coffee represent a significant portion of its sales.

The  following  table  sets  forth,  for  the  periods  indicated,   information
concerning the Specialty restaurants:

                                        1996(a)  1995    1994    1993     1992
                                       ------   ------  ------  ------   ------
Number of Specialty restaurants:
     Open at beginning of period .....    6        5       5       7        7
     Opened or converted during period    1        1(b)    --     --        --
     Closed or divested during period     --       --      --     (2)(c)    --
                                       ------   ------  ------  ------   ------
         Open at end of period .......    7        6       5       5        7

Average sales per restaurant open for
     full period (in thousands) ...... $2,225   $2,277  $2,311  $2,258   $2,227

Percentage increase (decrease) in
     comparable restaurant sales       (4.2)%   (1.5)%    2.4%    1.5%     1.5%

----------------------
(a) Fiscal 1996 represents a 53-week period and accordingly, average sales per restaurant was calculated based upon 53 weeks. The percentage increase
     (decrease) in comparable restaurant sales was calculated by adjusting fiscal 1995 to reflect a comparable number of weeks.
(b) Represents one restaurant which was converted to J. Gilbert's from Darryl's.
(c) Represents two restaurants which were closed and in the process of conversion to Houlihan's.

Business Development

Houlihan's Franchise Program. The Company has been rapidly expanding the number of Houlihan's locations through an aggressive franchising program. The Company intends to expand its franchising activities primarily in areas where it does not currently operate Company-owned Houlihan's restaurants. Franchising allows the Company to increase customer awareness nationwide, improve operating efficiencies and provides an important source of additional revenues.

As of December 30, 1996, the Company had signed 20 franchise development agreements that provide for the development of 106 Houlihan's over a six-year period, including the 29 open restaurants. The Company expects to sign three to four new agreements in 1997 and expects that seven to nine more franchise locations will open in 1997.

The Company's standard franchise agreement has a 20-year term, with four five-year renewal options, and provides for a payment to the Company of a one-time development fee of $10,000 per restaurant, an initial franchise fee of $35,000 per restaurant, a continuing royalty fee at a rate of 4% of gross sales and an advertising fee currently being charged at a rate of .5% of gross sales. Under the standard franchise agreement, the franchisees must operate their restaurants in accordance with the Company's operational standards and each franchisee is required to spend 1.0% of its gross sales for local advertising.

J. Gilbert's Franchise Program. The franchise program for J. Gilbert's is currently in the developmental stage and pending completion of offering materials, franchises are only being offered to select existing franchisees on a limited basis. Currently, the Company has entered into a letter of intent with an existing franchisee for the development of one restaurant.

Seafood Expansion. The Company believes that its seafood concept provides a very profitable growth opportunity. The Company plans to open one new Seafood restaurant in the Atlanta market during 1997 and to increase expansion of the concept in future years.

The Company believes it has a sufficient number of qualified restaurant managers that will enable it to meet its expansion goals without compromising quality. The Company will designate managers of new restaurants by drawing on the pool of managers at existing restaurants. In this way, the Company will maintain its high standards by utilizing managers who have a proven track record with the concept. The Company has also designated a team of employees responsible for opening new locations (Company- owned and franchise), including the hiring and training of kitchen personnel and other individuals who will serve as hosts, waiters/waitresses, bartenders and restaurant managers. In addition, the Company has its own construction and design group with overall responsibilities for restaurant design and construction management. Management believes this group reduces the required investment in new restaurants and provides considerable assistance to franchisees.

The Company believes that its ability to select high profile restaurant sites is critical to its success. The Company has developed a customer profile for each restaurant concept based on the demographics and dining habits of its existing customer base. The Company utilizes a lifestyle and demographics software system in combination with several other factors in the site selection process, including local market demographics, site visibility, aesthetics, accessibility and proximity to significant generators of potential guests such as major retail centers, office complexes, hotel concentrations and entertainment facilities including sports arenas and theaters. As of December 30, 1996, the Company had secured all the sites for anticipated new restaurants in 1997 and has begun working on sites for 1998.

Management and Employees

The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation and presentation, alcohol service, maintenance of facilities, sanitation, safety, recordkeeping and employee relations.

Each restaurant has a general manager and two to five assistant managers, depending on the size of the restaurant. The Company has 18 area directors that are responsible for the overall operations of four to eight restaurants in a particular geographic region. Additionally, the area directors have oversight responsibilities for any franchise restaurants in their designated region. Each of the Houlihan's area directors report to one of two regional vice presidents. The Company provides its management with ongoing training tools and programs designed to help enhance employee knowledge of menu items, sales techniques and guest service. Management of the Company's franchise restaurants also take part in the various management training programs. Training teams enlisted from among the Company's most qualified and experienced employees provide one-on-one instruction to the staff of new Company-owned and franchise restaurants.

At December 30, 1996, the Company employed 8,061 persons, of whom 7,921 were restaurant employees and 140 were corporate personnel. Of the restaurant employees, 514 performed managerial functions. Except for restaurant management and most corporate personnel, employees are paid on an hourly basis. Approximately 45% of the Company's employees were employed on a part-time basis (25 hours or less per week).

The Company believes it provides working conditions and wages that compare favorably with those offered by its competitors and its relations with employees are good. The Company also believes that its management turnover is significantly better than the industry norms, while its direct labor (hosts, servers, chefs, etc.) turnover is consistent with industry standards. The Company has a collective bargaining agreement with one union covering certain employees of the Buena Vista Cafe.

Purchasing

In order to provide uniform quality and obtain competitive pricing, the corporate purchasing department monitors and purchases major commodities such as beef, pork, poultry and seafood products and negotiates and administers national and regional contracts for various items. As the prices of certain of these products vary significantly based on seasonal and market supply/demand factors, the purchasing department often enters into forward purchase agreements to secure advantageous pricing. Each restaurant typically purchases bakery products and supplies and other perishable items from local vendors or through the Company's arrangements with national distributors. The Company purchases produce on a regional basis. Franchise restaurants are required to use suppliers that are pre-approved by the Company in order to maintain quality control.

Advertising

The Company believes that the food, service and decor offered by its restaurants provides its best advertising, and it relies principally upon satisfied guests to promote its restaurants by word-of-mouth. In addition, the Company uses a certain amount of radio and newspaper advertising in selected markets, runs print advertisements in several travel and entertainment magazines and engages in limited promotional activities before opening a new restaurant. Throughout 1996 the Company utilized quarterly promotional campaigns that incorporated a market-specific media mix. The campaigns included television in certain markets.

During 1995, the Company entered into a ten-year agreement for the right to name the Tampa Bay Buccaneer football team's stadium "Houlihan's Stadium". The agreement provides the Company with advertising rights inside the stadium and in Tampa Bay Buccaneer programs and brochures. See "Certain Relationships and Related Transactions".

Competition

The restaurant business is highly competitive and the competition can be expected to increase. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond the Company's or a particular restaurant's control. These factors include changes in the public's dining habits, population and traffic patterns and local economic conditions. The Company and its franchisees compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally-owned restaurants, some of which have greater financial resources than the Company. There is also active competition for management personnel and hourly restaurant employees, as well as intense competition for attractive commercial real estate sites suitable for restaurants.

Government Regulation

Each of the Company's restaurants is subject to federal, state and/or local laws and regulations governing health, sanitation and safety and the sale of alcoholic beverages. The selection of new restaurant sites is affected by federal, state and local laws and regulations regarding environmental matters, zoning and land use. The Company has not encountered any difficulties or failures in obtaining necessary licenses and approvals that could delay or prevent new restaurant openings and does not, at this time, anticipate any.

The Company is subject to a variety of federal and state laws that regulate the sale of franchises and the franchise relationship. Generally, these laws and regulations impose certain disclosure and registration requirements prior to the sale and marketing of franchises. These laws and regulations have not had a material effect on the Company's franchise operations.

The Company's employment practices are subject to various governmental employment regulations which regulate such matters as minimum wage, overtime, immigration and other working conditions. Approximately 53% of the Company's employees as of December 30, 1996 were paid at rates tied to the minimum wage. The Company is also subject to the Americans With Disabilities Act and various family leave mandates.

Trade and Service Marks

The Company owns a number of trade and service marks used in conjunction with its business. The following trade and service marks are among those owned by the
Company: Houlihan's(R), Darryl's(R), Charley's Place(sm), Phineas(sm), J. Gilbert's(sm), The Buena Vista(R) and Braxton Seafood Grill & Chophouse(R). In addition, the Company is entitled to limited use of the service mark Bristol Bar & Grill(sm) in the St. Louis and Kansas City areas and has obtained the use of the service mark Chequers Bar & Grill(sm) under license from Checkers of North America.

The Company has registered with state and federal authorities and will continue to register, or renew the registration of, those trade and service marks it deems important to the continued operation and recognition of its restaurant businesses. The Company regards its service marks and logos as important to the identification of its restaurants and believes they have significant value in the conduct of its business. The Company's policy is to utilize marks when appropriate, to pursue registration of its marks whenever possible and to vigorously oppose infringement activities that might diminish the value of its marks.


Item 2.  Properties

As of December 30, 1996, the Company owned the land and buildings on and in which it operates 25 restaurants, owned the buildings and leased the land for three restaurants and leased 73 restaurants. The Company's restaurants are approximately 8,500 square feet on average, and they have been open an average of 10.8 years as of December 30, 1996. The Company's 25 owned properties consist of three Houlihan's, 20 Darryl's and two Specialty restaurants. Substantially all owned and leased properties are mortgaged as collateral under the Company's bank credit agreement (the "Bank Credit Agreement").

The leases for the Company's open and operating restaurants generally provide for an initial term from ten to twenty years and renewal options of five to twenty-five years. The leases generally provide for payment of a fixed rental and, in most cases, percentage rentals based on sales.

The Company leases approximately 35,000 square feet in a building in Kansas City, Missouri, which houses its corporate headquarters. The Company also leases a facility in Kansas City, Missouri, which contains approximately 22,000 square feet, which is utilized to manufacture, refurbish, warehouse and distribute restaurant furnishings and decor items.

The following table sets forth the jurisdiction in which both the Company-owned restaurants and franchise restaurants are located and the number of restaurants in each as of December 30, 1996:

                                                   Company-Owned
                      ------------------------------------------------------------------------      Franchise
                       Houlihan's     Darryl's         Seafood       Specialty        Total         Houlihan's
                      -----------    -----------     -----------    -----------    -----------     -----------
Alabama                         -              3               -              -              3               -
Arizona                         3              -               -              -              3               -
California                      3              -               -              1              4               -
Colorado                        1              -               -              -              1               2
Connecticut                     1              -               -              2              3               -
Florida                         2              3               -              -              5               -
Georgia                         5              -               1              -              6               2
Illinois                        6              -               1              -              7               -
Indiana                         1              1               -              -              2               2
Kansas                          2              -               1              1              4               -
Kentucky                        -              2               -              -              2               -
Maryland                        1              -               -              1              2               -
Massachusetts                   4              -               -              -              4               -
Michigan                        2              -               -              -              2               -
Missouri                        6              1               1              -              8               -
Nevada                          -              -               -              -              -               1
New Jersey                      7              -               -              -              7               -
New York                        3              -               -              -              3              11
North Carolina                  -             11               -              -             11               2
North Dakota                    -              -               -              -              -               1
Ohio                            3              -               -              -              3               2
Oregon                          -              -               -              -              -               1
Pennsylvania                   10              -               -              1             11               -
South Carolina                  -              -               -              -              -               1
Tennessee                       -              3               -              -              3               -
Virginia                        1              4               -              1              6               -
Wisconsin                       1              -               -              -              1               3
Puerto Rico                     -              -               -              -              -               1
                      -----------    -----------     -----------    -----------    -----------     -----------
                               62             28               4              7            101              29
                      ===========    ===========     ===========    ===========    ===========     ===========


Item 3.  Legal Proceedings

The Company is subject to various claims and pending legal actions arising in the normal course of business. Management believes that the final disposition of these claims and pending actions will not have a material adverse effect, individually or in the aggregate, on the business or the financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the over-the-counter ("OTC") market under the symbol "HOUL". There has been limited public trading on the OTC of the Common Stock. Bid quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table sets forth the quarterly high and low bid quotations of the Common Stock, as reported by the OTC Bulletin Board.

                                             High                 Low
                                         -------------       -------------
Fiscal year ended December 30, 1996:
         First Quarter                   $   5     1/2       $   3     7/8
         Second Quarter                      6     3/4           4   15/16
         Third Quarter                       7     1/4           6     3/4
         Fourth Quarter                      7     1/4           5

Fiscal year ended December 25, 1995:
         First Quarter                   $   8     1/2       $   6     1/2
         Second Quarter                      8     7/8           8     1/2
         Third Quarter                       8     7/8           7     1/8
         Fourth Quarter                      7     1/8           4     1/2

As of December 30, 1996, there were less than 50 stockholders of record.

Holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. However, the ability of Houlihan's Restaurants, Inc., to declare and pay dividends to Houlihan's Restaurant Group, Inc. is restricted by the terms of the Bank Credit Agreement to 35% of the cash flow in excess of certain amounts as set forth in the Bank Credit Agreement. As of December 30, 1996, the Company has not paid any dividends and does not anticipate the payment of cash dividends in the foreseeable future.


Item 6.  Selected Financial Data

The following selected Statement of Income data and Balance Sheet data for the periods indicated has been derived from the Consolidated Financial Statements of Houlihan's Restaurant Group, Inc. and Subsidiary. Such financial statements have been audited by Deloitte & Touche LLP, independent certified public accountants. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Form 10-K.

                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                 (Dollars in thousands, except per share amounts)

                                                                       Fiscal Year Ended (a)
                                                 ---------------------------------------------------------------
                                                 December 30, December 25, December 26, December 27, December 28,
                                                    1996          1995         1994        1993         1992
                                                 ----------   ----------   ----------   ----------   -----------
Statement of Income Data:
Net sales                                        $  274,836   $  267,622   $  259,367   $  257,225   $  266,532
Cost of sales, including operating expenses
   (exclusive of depreciation and amortization
   shown separately)                                229,751      222,375      215,562      208,532      228,926
                                                 -----------  -----------  -----------  -----------  -----------
     Gross profit                                    45,085       45,247       43,805       48,693       37,606
Depreciation and amortization                        15,506       14,865       16,245       19,610       18,428
General and administrative expenses                  16,590       16,938       17,176       17,736       15,038
Loss on disposition of properties, net                  344          605          847          624          601
Interest expense                                      6,973        8,189        6,562        6,428       10,242 (b)
Other (income), net                                  (4,722)      (3,531)      (2,883)      (2,700)      (3,606)
Merger expense                                        1,105   (c)   -            -            -            -
Reorganization items and restructuring costs           -            -            -            -           3,612
Income tax provision (benefit)                        4,092        3,916         2,900       4,026       (1,173)
                                                 -----------  -----------  -----------  -----------  -----------
   Income (loss) before extraordinary item            5,197        4,265         2,958       2,969       (5,536)
Extraordinary gain on discharge of prepetition
 liabilities                                           -             -            -            -         31,031
                                                 -----------  -----------  -----------  ----------- ------------
     Net income                                  $    5,197   $    4,265   $    2,958   $    2,969  $    25,495
                                                 ===========  ===========  ===========  =========== ============

Earnings per common and common equivalent
 share (d)                                       $     0.52   $     0.43   $     0.30   $     0.30  $       -
                                                 ===========  ===========  ===========  =========== ============

Weighted average common and common equivalent
   shares (d)                                    10,045,762   10,032,254   10,012,928    9,998,012         -
                                                 ===========  ===========  ===========  =========== ============

Balance Sheet Data:
Working capital deficit                          $   (6,182)  $  (15,494)  $  (12,270)  $   (9,220)$    (8,947)
Total assets                                        195,675      191,016      192,508      204,235      197,301
Total debt, including capitalized leases             79,729       83,981       89,553       99,997      103,276
Stockholders' equity                                 75,389       70,192       65,927       62,969       60,000

Other Financial Data:
Capital expenditures                             $   13,582   $   14,626   $   17,814   $   10,521 $      7,978

-------------------------
(a) Unless otherwise indicated, references herein to years pertain to the Company's 52- or 53- week fiscal years ending the last Monday in December. All fiscal years presented were 52-week fiscal years, with the exception of fiscal 1996, which consisted of 53-weeks. The year ended December 28, 1992 reflects a predecessor period in which the Company underwent a reorganization which was completed December 28, 1992.

(b) From November 1991 to December 1992, interest expense attributable to senior subordinated notes was stayed resulting in a decrease in interest expense of $11,767 for 1992.

(c)      See discussion at "Liquidity and Capital Resources".

(d) Earnings per common share for fiscal year 1992 is not meaningful due to reorganization and revaluation entries and the significant changes in the Company's capital structure upon its reorganization which was completed December 28, 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The information contained herein includes certain forward looking information regarding restaurant openings, operating margins, capital requirements, cash flow from operations and assumptions regarding the availability of new credit facilities. This forward looking information could be affected by changes in monetary and fiscal policies, laws and regulations, and social and economic conditions, such as inflation or a recession, increased competition in the restaurant industry, the current trend towards "dining out" and the amount, type and cost of financing available to the Company.

The Company reports fiscal year results of operations based on 52- or 53-week periods. The fiscal year ended December 30, 1996 was a 53-week fiscal year and the fiscal years ended December 25, 1995 and December 26, 1994 were 52-week fiscal years and are referred to hereafter as 1996, 1995 and 1994, respectively.

The following table sets forth, for the periods indicated, information derived from the Consolidated Financial Statements of the Company (dollars in thousands). All percentages contained in the table below are percentages of net sales for the period indicated.

                                                 1996                   1995                   1994
                                         -------------------    -------------------    -------------------
                                          Amount     Percent     Amount     Percent     Amount     Percent
                                         ---------   -------    ---------   -------    ---------   -------

Net sales ............................   $ 274,836    100.0%    $ 267,622    100.0%    $ 259,367    100.0%

Cost of sales:
   Food and bar costs ................      80,741     29.4        78,363     29.3        76,329     29.4
   Labor costs .......................      86,196     31.4        85,351     31.9        83,186     32.1
   Operating expenses (exclusive of
     depreciation and amortization) ..      62,814     22.8        58,661     21.9        56,047     21.6
                                         ---------   -------    ---------   -------    ---------   -------
       Total cost of sales ...........     229,751     83.6       222,375     83.1       215,562     83.1
                                         ---------   -------    ---------   -------    ---------   -------

       Gross profit ..................      45,085     16.4        45,247     16.9        43,805     16.9

Depreciation and amortization ........      15,506      5.6        14,865      5.5        16,245      6.3
General and administrative expenses ..      16,590      6.0        16,938      6.3        17,176      6.6
Loss on disposition of properties, net         344      0.1           605      0.2           847      0.3
Other (income), net ..................      (4,722)    (1.6)       (3,531)    (1.3)       (2,883)    (1.1)
Interest expense .....................       6,973      2.5         8,189      3.1         6,562      2.6
Merger expense .......................       1,105      0.4          --         --            --       --
Income tax provision .................       4,092      1.5         3,916      1.5         2,900      1.1
                                         ---------   -------    ---------   -------    ---------   -------

       Net income ....................   $   5,197     1.9 %    $   4,265     1.6 %    $   2,958     1.1 %
                                         =========   =======    =========   =======    =========   =======

Fiscal 1996 Compared with Fiscal 1995

Net sales for 1996 increased  $7,214,000,  or 2.7% from  $267,622,000 in 1995 to
$274,836,000 in 1996. The increase was primarily due to sales generated by ten new restaurants that were opened during 1995 and 1996 and one Darryl's restaurant that was converted to a Specialty restaurant in 1995. The new restaurants included eight Houlihan's, one Seafood restaurant and one Specialty restaurant. Additionally, fiscal 1996 consisted of 53 weeks as compared to fiscal 1995, which consisted of 52 weeks. The increase in sales was offset by a decrease in comparable restaurant sales of $7,531,000 or 2.9% and a decrease of $4,252,000 due to the closing of two restaurants in 1996 and two in 1995.

"Comparable restaurants" are restaurants open throughout fiscal years 1995 and 1996. Comparable sales for fiscal year 1995 were adjusted to reflect the same number of weeks as fiscal year 1996. The increases (decreases) in comparable restaurant sales as adjusted, by concept, from 1995 to 1996 were as follows:

                                           Food         Bar        Total
                                         --------    --------    --------
       Houlihan's                          (3.1)%      (6.1)%      (3.9)%
       Darryl's                            (0.9)%      (1.0)%      (0.9)%
       Seafood                              1.2 %       3.8 %       1.7 %
       Specialty                           (5.1)%      (2.4)%      (4.2)%
       Total                               (2.4)%      (4.6)%      (2.9)%

Cost of sales as a percentage of net sales increased during 1996 to 83.6% as compared to 83.1% in 1995. Cost of sales are composed of three major items: food and bar costs, labor costs and operating expenses.

Combined food and bar costs increased slightly during 1996 primarily due to cost increases associated with the new menu that was implemented in the Darryl's concept during the first quarter. The new menu, which emphasizes quality wood-fired steaks, was in place in all Darryl's restaurants by April 1996. Due to the shift in the menu mix to higher priced items such as steak, food cost was impacted by the increased cost of beef during the year.

Labor costs as a percent of net sales decreased in 1996 as compared to 1995 primarily due to cost savings realized from new labor scheduling systems that were implemented in a majority of the Company's restaurants. The new systems rely on estimated guest counts based upon historical information to assist restaurant management in scheduling employees in the most efficient manner possible. The systems are currently in place in all of the Company's Houlihan's and Darryl's restaurants.

Operating expenses increased to 22.8% in 1996 from 21.9% in 1995 primarily due to increases in promotional expenses. During the first three quarters of 1996, the Company tested various advertising promotions in selected markets using radio, print, billboard and television. Additionally, promotional expenses increased due to the amortization of costs associated with the agreement for the right to name the Tampa Bay Buccaneer football team's stadium "Houlihan's Stadium".

Depreciation and amortization expense as a percentage of net sales increased during 1996 due to increased capital expenditures from new unit construction and ongoing restaurant renovation and replacements.

General and administrative expenses as a percent of sales decreased to 6.0% in 1996 from 6.3% in 1995. The decrease was primarily attributable to approximately $600,000 of expenses incurred in the prior year associated with a debt registration that was withdrawn by the Company during 1995 due to unfavorable developments in the high-yield financing market. The decrease was partially offset by increasing costs associated with the continuing rapid growth of the Company's franchise program, the most significant expense of which related to the training teams associated with franchise restaurant openings. During 1996, eleven franchise Houlihan's were opened as compared to 1995, in which seven franchise Houlihan's were opened.

Other income increased during 1996 primarily as a result of an increase in franchise revenues over the prior year. As of December 30, 1996, the Company franchised 29 restaurants and had signed agreements with 20 franchise development groups providing for the development of an aggregate of 77 additional Houlihan's over a five to six year period.

Interest expense decreased in 1996 compared to 1995 due to lower interest rates during the year, as well as a lower outstanding debt balance. The weighted average interest rate on the Company's outstanding bank debt was 7.5% in 1996 as compared to 8.5% for 1995.

Merger expenses consisted primarily of professional fees related to the terminated merger of the Company with Zapata Corporation. See "Liquidity and Capital Resources".

The effective income tax rate, as a percentage of earnings before income taxes, was 44% for 1996, compared to 48% for 1995. The lower effective rate was a result of the increase in pretax income in relation to the fixed amortization of the reorganization value in excess of amounts allocable to identifiable assets.

Net income  increased by $932,000 to $5,197,000 in 1996 from  $4,265,000 in 1995 due to the factors discussed above.

Fiscal 1995 Compared with Fiscal 1994

Net  sales  for  1995  increased  $8,255,000,  or  3.2%,  to  $267,622,000  from
$259,367,000 in 1994. The increase in net sales was due to sales of $17,780,000 generated by five new restaurants and one conversion opened in 1995, four new restaurants opened in 1994 and three restaurants that were converted to Houlihan's from other concepts in 1994. The increase in sales was offset by a decrease in comparable restaurant sales of $2,899,000, or 1.2%, and a decrease of $6,626,000 due to the closing of two restaurants in 1995 and two in 1994.

"Comparable restaurants" are restaurants open throughout fiscal years 1994 and 1995. The increases (decreases) in comparable restaurant sales, by concept, from 1994 to 1995 were as follows:

                                          Food         Bar         Total
                                         --------    --------    --------
        Houlihan's                          0.5 %      (4.0)%      (0.6)%
        Darryl's                           (3.6)%      (3.7)%      (3.6)%
        Seafood                             6.1 %      (0.5)%       4.9 %
        Specialty                          (0.3)%      (3.8)%      (1.5)%
        Total                              (0.4)%      (3.8)%      (1.2)%

The decrease in total comparable restaurant sales for the Company from 1994 to 1995 reflects a 0.4% decrease in food sales and a 3.8% decrease in sales of alcoholic beverages. The percentage of the Company's net sales generated by the sale of alcoholic beverages in 1995 remained consistent with 1994 at 23%. The Company has implemented several strategies to improve and/or maintain alcoholic beverage sales in consideration of a continuing industry-wide declining trend in customer drinking habits. These strategies included offering several micro-brewery beer products, a new drink menu and various local promotions.

Cost of sales as a percentage of net sales remained consistent with 1994 at 83.1% Cost of sales are composed of three major items: food and bar costs, labor costs and operating expenses.

Combined food and bar costs were 29.3% and 29.4% of net sales in 1995 and 1994, respectively. The decrease was due to favorable poultry and dairy prices during 1995, as well as a menu price increase which became effective in the fourth quarter of 1995.

Labor costs improved to 31.9% of sales in 1995 from 32.1% of net sales in 1994. The decrease was primarily due to the implementation of new labor scheduling systems in eleven of the Company's restaurants. The new systems rely on estimated guest counts based upon historical information to assist restaurant management in scheduling employees in the most efficient manner possible. The new systems should be fully implemented in all of the Company's restaurants by the second quarter of 1996.

Operating expenses as a percentage of net sales increased 0.3% to 21.9% in 1995 from 21.6% in 1994. The increase is due primarily to rent increases in several of the Company's restaurants. Approximately 71% of the Company's restaurants are leased. Additionally, paper goods and supplies increased due to new packaging for the "To Go" and delivery service sales, which increased in volume during 1995.

Depreciation and amortization expense decreased to $14,865,000 from $16,245,000 during the year due to an increased number of assets which are fully-depreciated. The decrease is also due, in part, to the closing of two restaurants during the first quarter of 1995.

General and administrative expenses decreased $238,000, or 1.4%, to $16,938,000 in 1995 from $17,176,000 in 1994. The decrease is a result of cost savings associated with a staff and procedural restructuring in January 1995. The restructuring was undertaken to improve the efficiency and productivity of the overhead and support areas of the Company. The savings were partially offset by approximately $600,000 of expenses associated with a registration statement that was withdrawn by the Company during 1995 due to unfavorable developments in the high-yield financing market.

Other income increased to $3,531,000 in 1995 from $2,883,000 in 1994 primarily due to a 47% increase in franchise income as a result of an increase in royalty income and the recognition of franchise fees associated with opening seven new franchise restaurants during 1995.

Interest expense for 1995 increased to $8,189,000 from $6,562,000 in 1994 due to higher interest rates related to the Company's bank debt during 1995. The weighted average interest rate related to the Company's bank debt was 8.5% for 1995 as compared to 7.0% for 1994. Also, additional interest expense was incurred related to the $7,000,000 the Company borrowed on its Revolving Credit Facility during the year, of which all but $1,000,000 was repaid by year end.

The effective income tax rate was 48% for 1995 and 50% for 1994. The decrease in the effective rate is due primarily to the increase in pre-tax book income of $2,323,000.

Net income increased $1,307,000 to $4,265,000, or 1.6% of sales, from $2,958,000, or 1.1% of sales, in 1994 primarily due to increased sales and stable cost of sales. Earnings per common and common equivalent share increased to $0.43 in 1995 from $0.30 due to the factors discussed above.

Liquidity and Capital Resources

At December 30, 1996, the Company had cash and cash equivalents of $15,620,000 and a working capital deficiency of $6,182,000. The Company relies principally upon internally generated funds to finance its restaurant operations and to fund working capital expenditures. Historically, the Company has operated with working capital deficiencies. The Company's ability to operate with such deficiencies is due to the nature of the restaurant business, which does not require significant investments in accounts receivable or inventories and which generally allows the procurement of food and supplies on trade credit.

The Company's bank credit agreement contains various covenants and restrictions which, among other things, require the maintenance of minimum fixed charge coverage ratios and interest coverage ratios. The Company did not maintain the required interest coverage ratio for the first and second quarters of 1996 and as a result, the Bank Credit Agreement was amended to revise certain covenants of the agreement on March 25, 1996 (the "Second Amendment") and June 24, 1996 (the "Third Amendment"). The Company also did not maintain the required fixed charge ratio for the second and third quarters of 1996, which was remedied by the Third Amendment, as well as by another amendment to the Bank Credit Agreement dated November 1, 1996 (the "Fourth Amendment").

At December 30, 1996, the Company had $27,000 available to it under the $12,500,000 Revolving Credit Facility, reduced by $4,523,000 of outstanding standby letters of credit and a $7,950,000 outstanding loan. Pursuant to the Third Amendment, the aggregate Revolving Credit Facility commitment was reduced to $12,500,000 from $15,000,000 on October 1, 1996. During March 1997, two outstanding standby letters of credit were drawn by the beneficiaries, resulting in the Company borrowing $676,646 on March 18, 1997 and $3,475,000 on March 24, 1997 on its Revolving Credit Facility. The borrowings increased the outstanding loans under the Revolving Credit Facility to $12,101,646 which was subsequently refinanced (see "New Credit Facility").

The Company's capital expenditures totaled $13,582,000, $14,626,000 and $17,814,000 in 1996, 1995 and 1994, respectively. Current year expenditures were incurred for three new Houlihan's, one new Seafood restaurant and one Specialty restaurant that were opened during the year, as well as ongoing remodeling projects, normal restaurant renovations and replacements and the installation of new management information systems in the Company's restaurants, which was completed in the second quarter. The Company expects to incur capital expenditures of approximately $11,000,000 in 1997, a majority of which will be used for remodeling projects and normal restaurant maintenance, as well as the opening of one Seafood restaurant. Management believes that cash on hand, funds to be generated internally from operations and the use of working capital changes will be adequate to meet the Company's capital expenditure requirements for the foreseeable future.

The Company entered into a merger agreement on June 4, 1996 with Zapata Corporation ("Zapata"), which provided for Zapata's acquisition of the Company for a combination of cash and stock valued at $8.00 per share. At that time, approximately 35% of Zapata's outstanding shares of common stock were owned by the Glazer Group, which owns approximately 73% of the Company's outstanding stock at December 30, 1996. The agreement was terminated on October 8, 1996 pursuant to its terms. The termination followed the decision of the Delaware Chancery Court that a vote of 80% of the Zapata stockholders would be required to approve the merger. Approximately $1,105,000 of expenses were incurred by the Company resulting from the above transaction.

On March 31, 1997, the Bank Credit Agreement was amended (the "Fifth Amendment") to extend the maturity date of all of its outstanding bank debt to May 15, 1997. The new maturity date allowed for the closing of a new $90 million secured credit facility (see "New Credit Facility"). Additionally, the Fifth Amendment revised the required fixed charge coverage ratio for the fourth quarter of 1996. The Company also made two payments on the Term Loan consisting of a scheduled principal payment of $5,500,000 on March 31, 1997 and a Net Cash Proceeds payment (as defined in the Bank Credit Agreement) of $129,000 on April 4, 1997. As a result, the Company remains in compliance with all covenants of its current bank credit agreement as amended.

New Credit Facility

The Company signed a new credit agreement and obtained a new $90,000,000 bank credit facility on April 15, 1997. The new credit facility consists of a senior bank term loan facility and a senior bank revolving credit facility. The term loan facility consists of a five-year tranche A term loan in the principal amount of $20,000,000 and a seven-year tranche B term loan in the principal amount of $55,000,000. The tranche A loan requires annual amortization of $4,000,000 and the tranche B loan requires annual amortization of $550,000 for the first five years and $26,125,000 in the sixth and seventh years. All amortization on the term loans is to be paid in equal quarterly installments. The five-year revolving credit facility in the principal amount of $15,000,000 includes a $5,000,000 swingline facility. The revolving credit facility will be available to provide for the working capital requirements and general corporate purposes of the Company and provides for letters of credit up to $10,000,000. The Company had no amounts outstanding under the revolving credit facility as of April 15, 1997. The proceeds from the new credit facility of $75,000,000, along with $585,000 of the Company's existing unrestricted cash, were used to repay and permanently retire $75,585,000 of the existing bank indebtedness at April 15, 1997.

The new credit facility also allows the Company to raise up to $30,000,000 by entering into a sale leaseback transaction of its owned restaurant properties. The Company is exploring this option as a financing alternative and if pursued, intends to use the proceeds from this transaction to either (i) repurchase shares of the Company's common stock not owned by the Glazer Group for an aggregate repurchase price of not in excess of $8.00 per share or $21,400,000 in aggregate value (the "Repurchase"), (ii) prepay the new credit facility term loans or (iii) construct or acquire additional new restaurants. If the Company decides to complete the Repurchase, the transaction is expected to be completed as soon as practicable after the closing of the sale leaseback transaction, but in any event by November 15, 1997.

Seasonality

The Company's sales generally are not subject to seasonality, although sales are generally slightly higher during the fourth quarter, and slightly lower during the first quarter, due to weather and the dining habits of the Company's guests.

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


Item 8.  Financial Statements and Supplementary Data

See the Index to Financial Statements on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

The following table sets forth the name, age, and position of each person who is a director or officer of the Company. Officers are elected for one-year terms and serve at the pleasure of the Board. Each director will serve until his successor is elected and qualified.

       Name           Age                      Position
-------------------   ---   ----------------------------------------------------
Malcolm I. Glazer      68   Chairman of the Board of Directors
Avram A. Glazer        36   Director
Kevin E. Glazer        34   Director
Bryan G. Glazer        32   Director
Joel M. Glazer         29   Director
Warren H. Gfeller      44   Director
Frederick R. Hipp      46   President, Chief Executive Officer and Director
William W. Moreton     36   Executive Vice President/Chief Financial Officer,
                            Treasurer and Secretary (resigned effective
                            April 4, 1997)
Henry C. Miller        42   Senior Vice President/Houlihan's and Dinnerhouses
Andrew C. Gunkler      44   Senior Vice President/Franchising
Mark T. Walker         39   Vice President/Construction and Design
James W. Kaiser        46   Vice President/Purchasing and Facilities
Marc L. Kuemmerlein    42   Vice President/General Counsel
Kenneth C. Vetter      45   Vice President/Darryl's
Paul R. Geist          33   Vice President/Controller
Bryon A. Mifsud        34   Regional Vice President/Houlihan's
Jeff J. Tompkins       41   Regional Vice President/Houlihan's

Malcolm I. Glazer has been the Chairman of the Board of the Company since September 16, 1992. Malcolm Glazer has been President and Chief Executive Officer of the First Allied Corporation since 1984. Mr. Glazer's diversified portfolio consists of investments in television broadcasting, health care, banking, natural gas services, real estate and food service equipment. He is Chairman of the Board of Directors of Zapata Corporation, a natural gas company, a director of Specialty Equipment Companies, Inc., a domestic manufacturer of food service equipment, a director of Envirodyne Industries, Inc., a producer of food packaging and food service supplies and a director of Buccaneers Limited Partnership, the entity that owns the Tampa Bay Buccaneer National Football League franchise.

Avram A. Glazer has been a director of the Company since September 16, 1992. Avram Glazer has been Vice President of the First Allied Corporation since 1985. Avram Glazer also serves as Chief Executive Officer and a director of Zapata Corporation. He is also a member of the Board of Directors of Specialty Equipment Companies, Inc. and Envirodyne Industries, Inc. Avram Glazer is the son of Malcolm Glazer.

Kevin E. Glazer has been a director of the Company since September 16, 1992. Kevin Glazer has been Vice President of the First Allied Corporation since 1986. He is also a member of the Board of Directors of Specialty Equipment Companies, Inc. Kevin Glazer is the son of Malcolm Glazer.

Bryan G. Glazer has been a director of the Company since September 16, 1992. Bryan Glazer has been Vice President of the First Allied Corporation since 1989 and is a director of the Buccaneers Limited Partnership. Bryan Glazer is the son of Malcolm Glazer.

Joel M. Glazer has been a director of the Company since September 16, 1992. Joel Glazer has been Vice President of the First Allied Corporation since 1989 and is a director of the Buccaneers Limited Partnership. Joel Glazer is the son of Malcolm Glazer.

Warren H. Gfeller has been a director of the Company since September 16, 1992. Mr. Gfeller is the owner of Clayton-Hamilton Equities and was the President, Chief Executive Officer and a director of Ferrellgas, Inc. in Liberty, Missouri from 1983 through 1991. He is also a director of Synergy Gas Corp., the Kansas Wildscape Foundation, House Specialties Corporation, Gardner Bancshares, Inc., and Stranger Valley Land Company.

Frederick R. Hipp has been the President, Chief Executive Officer, and a director of the Company since August 1988. He served as President/Casual Dining Division of the Company from June 1985 to August 1988 and as Executive Vice President of the Company from May 1980 to June 1985. Prior to joining the Company, Mr. Hipp served as President of Restaurant Data Systems, Inc. from 1978 to 1980 and served in a number of operations and support positions with the Steak & Ale Corporation from 1973 to 1978.

William W. Moreton joined the Company in October 1992 as the Vice President, Chief Financial Officer, Treasurer and Secretary and was promoted to Executive Vice President in April 1993. Prior to this position, Mr. Moreton served as Vice President-Head of Special Asset Management-U.S. for Credit Agricole-CNCA from April 1989 to October 1992. Prior to that he was with Arthur Andersen & Co. from July 1982 to April 1989 where he served as a Manager in the Audit and Financial Consulting Division. Effective April 4, 1997, Mr. Moreton resigned his position with the Company.

Henry C. Miller has been Senior Vice President/Houlihan's and Dinnerhouses since October 22, 1993. He served as Vice President/Operations and General Manager - Houlihan's and Dinnerhouses from April to October 1993. He served as Vice President/Operations - Houlihan's and Dinnerhouses from August 1988 to April 1993 and served as Vice President/Operations - Houlihan's from October 1985 to August 1988. He served as Director/Franchise Operations from October 1984 to October 1985 and served in the capacity of Area Director from May 1982 to October 1984. Prior to May 1982, Mr. Miller served in a variety of restaurant operations positions.

Andrew C. Gunkler was elected Senior Vice President/Franchising in January 1996. He served as Vice President/Franchising from February 1994 to December 1995. Prior to joining the Company in 1994, he served as Vice President of Franchising for East Side Mario's from October 1992 to December 1993 and as Director of Franchise Development for Perkins Family Restaurants from October 1985 to October 1992.

Mark T. Walker has been Vice President/Construction and Design since October 1991. He served as Director of Facilities from October 1987 to October 1991 and as Manager of Construction from September 1985 until October 1987. Prior to holding these positions, Mr. Walker served as a regional facilities manager with Montgomery Ward from September 1983 until September 1985.

James W. Kaiser was elected Vice President/Purchasing and Facilities in February 1995. He served as Director/Purchasing from October 1988 to September 1994. Prior to joining the Company he served as Director of Purchasing for ChiChi's Mexican Restaurants.

Marc L. Kuemmerlein was elected Vice President/General Counsel in December 1995. He served as General Counsel from January 1993 to December 1995 and as Corporate Counsel from July 1990 to January 1993. Prior to joining the Company, Mr. Kuemmerlein practiced general corporate and real estate law with the firm Smith, Gill, Fisher & Butts, which merged with Bryan Cave LLP in July 1995.

Kenneth C. Vetter was elected Vice President/Darryl's in January 1996. He served as a Darryl's Area Director from December 1977 to January 1996. Mr. Vetter served as a General Manager in Darryl's restaurant operations from December 1975 to December 1977. Prior to December 1975, he served in a variety of restaurant operations positions.

Paul R. Geist was elected Vice President/Controller in September 1996. He served as Director/Finance from March 1994 to September 1996 and served in numerous accounting and finance positions from December 1989 to March 1994. Prior to joining the Company, Mr. Geist was with Deloitte & Touche LLP from August 1986 to December 1989.

Bryon A. Mifsud was elected Regional Vice President/Houlihan's in September 1996. He served as a Houlihan's Area Director from July 1990 to September 1996. Prior to July 1990, Mr. Mifsud served in a variety of restaurant management positions.

Jeff J. Tompkins was elected Regional Vice President/Houlihan's in September 1996. He served as a Houlihan's Area Director from July 1983 to September 1996. Prior to July 1983, Mr. Tompkins served in a variety of restaurant management positions.

Item 11.          Executive Compensation

The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company in 1996.

                                            SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                     Compensation
                                                            Annual Compensation         Awards         All Other
                                                       ---------------------------   -------------    Compensation
Name and Principal Position                Year         Salary ($)      Bonus($)(a)    Options (#)       ($) (b)
------------------------------------       ----        -----------      ----------   -------------    -----------
Frederick R. Hipp                          1996          399,996           -                -             28,239
   President and Chief Executive           1995          370,055          74,011           50,000         24,953
   Officer                                 1994          362,024           -              250,000         28,223

Andrew C. Gunkler                          1996          150,375          73,237            -              5,619
   Senior Vice President/Franchising       1995          105,481          83,547            -                474
                                           1994           97,385          50,300           32,000            274

William W. Moreton                         1996          196,250           -                -              9,271
   Executive Vice President/Chief          1995          170,683          68,273           16,000          5,651
   Financial Officer                       1994          159,192           -               74,000          6,932

Henry C. Miller                            1996          172,000           -                -              8,784
   Senior Vice President/Houlihan's        1995          155,019          62,008           14,000          5,339
   and Dinnerhouses                        1994          146,269           -               68,000          6,639

Kenneth C. Vetter                          1996          115,000           -               30,000          2,902
   Vice President/Darryl's                 1995           83,292           5,000            -                916
                                           1994           80,000           9,870            2,000            820

----------------------------
(a) Reflects bonus amounts earned in each year as provided under the annual incentive plan, employment agreements and letter agreements with the executive officers discussed below.

(b) Includes Company contributions to the retirement savings plan, group term life insurance premiums and disability insurance premiums.

The named executive officers received automobile allowances, reimbursements of automobile expenses, moving expenses and/or reimbursements for financial and estate planning services. Such other compensation did not exceed in the aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such officers.

The following table sets forth certain information concerning options to purchase the Company's common stock granted in 1996 to the five individuals named in the Summary Compensation Table.

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                                                         Potential Realizable Value
                                                                                           at Assumed Annual Rates
                                                                                               of Stock Price
                                                                                              Appreciation for
                           Individual Grants                                                    Option Term
------------------------------------------------------------------------------------    --------------------------
                                        % of Total
                                      Options Granted    Exercise
                          Options      to Employees       Price         Expiration
     Name                 Granted     in Fiscal Year    per Share          Date             5%              10%
------------------      -----------   --------------   -----------     -------------    -----------     ----------
Frederick R. Hipp           -               -                -                 -              -              -
Andrew C. Gunkler           -               -                -                 -              -              -
William W. Moreton          -               -                -                 -              -              -
Henry C. Miller             -               -                -                 -              -              -
Kenneth C. Vetter          30,000         24.0%        $    5.50       Oct. 29, 2006    $   103,768     $  262,968

As of December 30, 1996, the options were not exercisable and the stock price was below the exercise price.

The Certificate of Incorporation states that the seven member board will serve concurrent terms of one year. All directors who are not full-time employees of the Company receive fees of $10,000 per annum and $500 per meeting and are eligible to receive stock options pursuant to the Company's option plan for outside directors. See "Benefit Plans and Arrangements."

In December 1992, the Board of Directors established the Compensation Committee composed of Messrs. Malcolm Glazer and Warren Gfeller. The duties of the Compensation Committee are to review remuneration for corporate officers and to make recommendations to the Board of Directors regarding changes in compensation. The Committee's objectives are to establish compensation programs designed to attract, retain and reward executives who will lead the Company in achieving its business goals in a highly competitive industry and to ensure that management compensation is reasonable in light of the Company's objectives, compensation for similar personnel in other companies and other relevant criteria.

The Company's present compensation program consists of an annual component, which includes base salary plus an annual incentive bonus, and a long-term component consisting of stock options. During 1996, the Compensation Committee met informally and after considering the report of external consultants, the Committee recommended increases in executive salaries for 1996. The increases were believed to be competitive with similar personnel in other companies within the industry.

Employment Agreements

On March 23, 1989, the Company entered into an employment agreement with Frederick R. Hipp. The agreement, as amended on August 5, 1991, provides for a minimum base annual salary of $362,000 subject to adjustment, for severance payments under certain circumstances, and permits Mr. Hipp to receive bonuses. Mr. Hipp's employment agreement also provides other fringe benefits including
(i) additional term life insurance equal to 5.5 times base salary, (ii) additional long-term disability coverage which, when combined with the Company's standard long-term disability insurance, equals 60% of base salary paid out annually to age 65, (iii) an automobile allowance plus related operating and maintenance expenses, and (iv) financial and estate planning and associated legal expenses. Additionally, pursuant to the agreement, the Company must indemnify Mr. Hipp, if, among other things, he becomes a party to a legal action or lawsuit arising in connection with the proper exercise of his duties. The agreement was further amended on February 11, 1992 to provide for a severance payment if his employment is terminated upon a change of control of the Company in an amount equal to 2.99 times Mr. Hipp's average annual compensation for the previous five years. This amount would equal $954,000 as of December 30, 1996.

On August 5, 1991, the Company entered into a letter agreement with Henry C. Miller which, as amended, provides for the payment of severance payments if Mr. Miller's employment is terminated under certain change of control circumstances in an amount equal to 2.99 times Mr. Miller's average annual compensation for the previous five years, or $407,000 as of December 30, 1996. A "change of control" as defined in the agreements with respect to Messrs. Hipp and Miller, occurred on December 28, 1992. In March 1993, the Company entered into agreements with William W. Moreton and Mark T. Walker providing for severance payments of 2.99 times the executive's average annual compensation for the previous five years if their employment is terminated under certain change of control circumstances. Such amounts would aggregate to $927,000 as of December 30, 1996. The resignation of Mr. Moreton in April 1997 terminated the employment agreement between him and the Company.

In all of the above agreements, there is no limitation with respect to the passage of time between the change of control and the termination of the employee. Such individuals are not entitled to a severance payment in the event of a termination of employment resulting from (a) death or retirement, (b) termination by the Company for "cause", or termination by the employee for a reason other than a "good reason". A " good reason" is defined to include an assignment of duties materially inconsistent with such individual's status as a senior executive officer, a reduction in annual salary, a transfer of the employee to a location more than 50 miles from the current corporate office location, a failure of the Company to pay an installment of a previous bonus award, the failure of the Company to maintain the individual's current level of employment benefits, or the failure of the Company to obtain a satisfactory employment agreement for the individual from a successor company. The agreements do not have an expiration date.

Benefit Plans and Arrangements

Annual Incentive Plan. The Company maintains an annual incentive plan which includes executive officers and other key employees of the Company. Under the plan, participants generally are eligible to receive cash bonuses based on the Company's earnings before interest, taxes, depreciation and amortization.

Retirement Savings Plans. The Company has two retirement savings plans for its employees, a trusted plan under Section 401(k) of the Internal Revenue Code ("RSP I"), and an untrusted deferred compensation plan ("RSP II"). RSP I covers employees of the Company whose total annual compensation is less than $66,000, as adjusted pursuant to Internal Revenue Code Section 415(d), and who have completed at least one year of employment. Participants are able to reduce their taxable salary compensation by a specified percentage and receive a 50% matching contribution by the Company of up to 3% of the individual participant's qualified compensation as defined in the plan. RSP II covers employees of the Company whose total annual compensation is $66,000 or more and matches the provisions of RSP I, except for certain exceptions. RSP II is unfunded, and all salary reduction contributions and the Company's contributions remain a part of the Company's general assets. RSP II permits eligible employees to contribute 1% to 15% of their base salary plus bonus.

Stock Option Plans. The Company maintains two stock option plans, one plan for outside directors ("Option Plan I") and one plan for executives and certain key employees ("Option Plan II"), providing for the issuance of options to purchase 540,000 and 776,600 shares, respectively. The Board of Directors determines the option price based upon the estimated market value of the Company's common stock at the date of grant based on the price of the shares as traded in the over-the-counter market. All options granted have ten year terms and vest and become fully exercisable at the end of four years of continued employment. Option Plan I provides for the issuance of up to 30,000 shares to each outside director per year to the extent the options are available under the plan. Options for 540,000 and 776,600 shares were issued and outstanding as of December 30, 1996 under Option Plans I and II, respectively.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to beneficial ownership of shares of the Company's common stock as of December 30, 1996 by each beneficial owner of more than five percent of the Company's common stock, each director, each executive officer named in the Summary Compensation Table and all directors and officers of the Company as a group.

                                                           Percentage of        Percentage of
                                                             Shares of          Fully Diluted
                                        Number of Shares    Common Stock          Shares of
     Name of Stockholder (a)            of Common Stock    Outstanding (b)      Common Stock (c)
-------------------------------------   ---------------    ---------------      ----------------
Glazer Group (d)                         7,325,815           73.27%                72.92%
    1482 S. Ocean Blvd.
    Palm Beach, FL  33480
Warren H. Gfeller                           -                 -                     -
Frederick R. Hipp (e)                       56,129            *                     *
Andrew C. Gunkler (e)                       -                 -                     -
William W. Moreton (e)                      -                 -                     -
Henry C. Miller (e)                         -                 -                     -
Kenneth C. Vetter (e)                       -                 -                     -
All directors and officers as a group    7,382,944           73.84                 73.49

----------------------
 *   Less than 1% of outstanding Common Stock.

(a) Because the Company is not subject to the provisions of Section 13(d) of the Securities Act of 1934, as amended, the Company is unable to ascertain beneficial ownership based upon statements filed with the Commission pursuant to Sections 13(d) of 13(g) of the Securities Exchange Act of 1934, as amended.

(b)  Based on 9,998,012 shares of Common Stock outstanding.

(c) Assumes the exercise of 47,710 warrants outstanding at an exercise price of $37.92.

(d) Includes Malcolm I. Glazer, Chairman of the Board of Directors, and his sons, Avram A. Glazer, Kevin E. Glazer, Bryan G. Glazer and Joel M. Glazer, each a director. See "Directors and Executive Officers of the Registrant."

(e)  Excludes 300,000, 32,000, 90,000, 82,000, and 32,000 shares of Common Stock subject to outstanding options granted to Messrs. Hipp, Gunkler, Moreton, Miller and Vetter, respectively, of which 125,000, 16,000, 37,000 34,000 and 1,000, respectively, were exercisable within 60 days of the date of this Form 10-K.


Item 13.          Certain Relationships and Related Transactions

The Company entered into a merger agreement on June 4, 1996 with Zapata Corporation ("Zapata"), which provided for Zapata's acquisition of the Company for a combination of cash and stock valued at $8.00 per share. At that time, approximately 35% of Zapata's outstanding shares of common stock were owned by the Glazer Group, which owns approximately 73% of the Company's outstanding stock at December 30, 1996. The agreement was terminated on October 8, 1996 pursuant to its terms. The termination followed the decision of the Delaware Chancery Court that a vote of 80% of the Zapata stockholders would be required to approve the merger. Approximately $1,105,000 of expenses were incurred by the Company resulting from the above transaction.

On October 13, 1995, the Company entered into an Advertising and Sponsorship Agreement (the "Agreement") with the Buccaneers Limited Partnership for the exclusive naming rights to the Tampa Bay Buccaneer Football Stadium (the "Stadium"). The Buccaneers Limited Partnership is 100% controlled by the Glazer Group. The Agreement provides the Company with the right to name the Stadium
"Houlihan's Stadium". Additionally, it provides the Company with advertising rights inside the Stadium and in Tampa Bay Buccaneer programs and brochures. The Agreement is for a ten-year period at a total cost of $10,000,000. The payment terms are $2,000,000 per year for the first five years of the Agreement. The Company has made two payments under the Agreement.

                                     PART IV

Item 14.          Exhibits, Financial Statements and Reports on Form 8-K

(a)      Financial Statements

              The financial statements are listed in the accompanying "Index to Financial Statements" on page F-1.

         Exhibits

              The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page E-1.

(b)      Reports on Form 8-K

              The Company filed a report on Form 8-K on October 25, 1996, announcing that the merger agreement between the Company and a subsidiary of Zapata Corporation had been terminated pursuant to its terms.


Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy statement was sent to security holders during the fiscal year ended December 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOULIHAN'S RESTAURANT GROUP, INC.

Date:    April 15, 1997                By:      /s/      Frederick R. Hipp
        ----------------------------       -------------------------------------
                                           Frederick R. Hipp
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/  Frederick R. Hipp                          Date:        April 15, 1997
    --------------------------------------------           ---------------------
    Frederick R. Hipp
    President, Chief Executive Officer and Director
    (principal executive officer)

By: /s/  Paul R. Geist                              Date:        April 15, 1997
    --------------------------------------------           ---------------------
    Paul R. Geist
    Vice President / Controller
    (principal financial and accounting officer)

By: /s/  Malcolm I. Glazer                          Date:        April 15, 1997
    --------------------------------------------           ---------------------
    Malcolm I. Glazer
    Chairman and Director

By: /s/  Avram A. Glazer                            Date:        April 15, 1997
    --------------------------------------------           ---------------------
    Avram A. Glazer
    Director

By: /s/  Kevin E. Glazer                            Date:        April 15, 1997
    --------------------------------------------           ---------------------
    Kevin E. Glazer
    Director

By: /s/  Bryan G. Glazer                            Date:        April 15, 1997
    --------------------------------------------           ---------------------
    Bryan G. Glazer
    Director

By: /s/  Joel M. Glazer                             Date:        April 15, 1997
    --------------------------------------------           ---------------------
    Joel M. Glazer
    Director

By: /s/  Warren H. Gfeller                          Date:        April 15, 1997
    --------------------------------------------           ---------------------
    Warren H. Gfeller
    Director

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Independent Auditors' Report .............................................   F-2

Consolidated Balance Sheets as of December 30, 1996 and December 25, 1995.   F-3

Consolidated Statements of Income for the fiscal years ended December 30,
     1996, December 25, 1995 and December 26, 1994 .......................   F-4

Consolidated Statements of Stockholders' Equity for the fiscal years
     ended December 30, 1996, December 25, 1995 and December 26, 1994 ....   F-5

Consolidated Statements of Cash Flows for the fiscal years ended December
     30, 1996, December 25, 1995 and December 26, 1994 ...................   F-6

Notes to Consolidated Financial Statements ...............................   F-7



All schedules are omitted as the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To Houlihan's Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Houlihan's Restaurant Group, Inc. and subsidiary (the "Company") as of December 30, 1996 and December 25, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal years ended December 30, 1996, December 25, 1995 and December 26, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houlihan's Restaurant Group, Inc. and subsidiary as of December 30, 1996 and December 25, 1995, and the results of their operations and their cash flows for the fiscal years ended December 30, 1996, December 25, 1995 and December 26, 1994 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 3, 1997
(April 15, 1997 as to Notes 8 and 15)

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             Dec. 30,   Dec. 25,
                                                               1996       1995
                                                             --------   --------

                        ASSETS
Current assets:
   Cash and cash equivalents..............................   $ 15,620   $ 10,314
   Receivables ...........................................      1,252      1,661
   Inventories .................. ........................      2,455      2,276
   Other current assets ..................................      2,971      2,918
   Deferred income taxes .................................      3,011      1,401
                                                             --------   --------
       Total current assets ..............................     25,309     18,570
Property, equipment and leaseholds, net ..................    105,481    104,521
Reorganization value in excess of amounts allocable to
   identifiable assets, net ............... ..............     58,458     62,108
Deferred debt issuance costs, net ........................        218        330
Other assets, net ........................................      6,209      5,487
                                                             --------   --------
       Total assets ......................................   $195,675   $191,016
                                                             ========   ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capitalized lease
       obligations .......................................   $  8,135   $ 11,202
   Accounts payable .............................. .......      7,317      8,811
   Accrued interest ......................................        590        676
   Accrued liabilities ...................................     15,449     13,375
                                                             --------   --------
       Total current liabilities .................. ......     31,491     34,064
Long-term debt, including capitalized lease obligations,
   less current portion ..................................     71,594     72,779
Other liabilities ........................................     12,284     10,834
Deferred income taxes ....................................      4,917      3,147
                                                             --------   --------
       Total liabilities .................................    120,286    120,824
                                                             --------   --------
Stockholders' equity:
   Common stock-par value $.01 per share, 20,000,000 shares
       authorized, 9,998,012 shares issued and outstanding        100        100
   Additional paid-in capital.............................     59,900     59,900
   Retained earnings .....................................     15,389     10,192
                                                             --------   --------
       Total stockholders' equity ........................     75,389     70,192
                                                             --------   --------
       Total liabilities and stockholders' equity.........   $195,675   $191,016
                                                             ========   ========

          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                          53 Weeks         52 Weeks        52 Weeks
                                            Ended           Ended           Ended
                                         December 30,    December 25,    December 26,
                                            1996             1995            1994
                                         ------------    ------------    -------------


Net sales ............................   $    274,836    $    267,622    $    259,367

Cost of sales:
   Food and bar costs ................         80,741          78,363          76,329
   Labor costs .......................         86,196          85,351          83,186
   Operating expenses (exclusive of
     depreciation and amortization
     shown separately) ...............         62,814          58,661          56,047
                                         ------------    ------------    ------------
       Total cost of sales ...........        229,751         222,375         215,562
                                         ------------    ------------    ------------
       Gross profit ..................         45,085          45,247          43,805
Depreciation and amortization ........         15,506          14,865          16,245
General and administrative expenses ..         16,590          16,938          17,176
Loss on disposition of properties, net            344             605             847
Other (income), net ..................         (4,722)         (3,531)         (2,883)
Interest expense .....................          6,973           8,189           6,562
Merger expenses (Note 11) ............          1,105            --              --
                                         ------------    ------------    ------------

       Income before income taxes ....          9,289           8,181           5,858
Income tax provision .................          4,092           3,916           2,900
                                         ------------    ------------    ------------

       Net income ....................   $      5,197    $      4,265    $      2,958
                                         ============    ============    ============


Earnings per common and common
   equivalent share (Note 2) .........   $       0.52    $       0.43    $       0.30
                                         ============    ============    ============

Weighted average common and common
   equivalent shares .................     10,045,762      10,032,254      10,012,928
                                         ============    ============    ============

          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)



                                               Common Stock           Warrants        Additional                 Total
                                           --------------------   -----------------    Paid-In     Retained   Stockholders'
                                             Shares      Amount   Warrants   Amount    Capital     Earnings      Equity
                                           ----------   -------   -------   -------   ---------    --------   ------------
Balance, December 27, 1993..............    9,998,012   $   100    47,710   $  --     $  59,900    $  2,969   $     62,969

   Net income ..........................         --        --        --        --          --         2,958          2,958
                                           ----------   -------   -------   -------   ---------    --------   ------------
Balance, December 26, 1994 .............    9,998,012       100    47,710      --        59,900       5,927         65,927
                                           ----------   -------   -------   -------   ---------    --------   ------------
   Net income ..........................         --        --        --        --          --         4,265          4,265
                                           ----------   -------   -------   -------   ---------    --------   ------------
Balance, December 25, 1995 .............    9,998,012       100    47,710      --        59,900      10,192         70,192
                                           ----------   -------   -------   -------   ---------    --------   ------------
   Net income ..........................         --        --        --        --          --         5,197          5,197
                                           ----------   -------   -------   -------   ---------    --------   ------------
Balance, December 30, 1996 .............    9,998,012   $   100    47,710   $  --     $  59,900    $ 15,389   $     75,389
                                           ==========   =======   =======   =======   =========    ========   ============





          See accompanying notes to consolidated financial statements.

               HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                       53 Weeks    52 Weeks    52 Weeks
                                                        Ended       Ended       Ended
                                                       Dec. 30,    Dec. 25,    Dec. 26,
                                                         1996        1995        1994
                                                       --------    --------    --------
Cash flows from operating activities:
   Net income ......................................   $  5,197    $  4,265    $  2,958
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ...............     15,506      14,865      16,245
       Amortization of deferred debt issuance costs.        112         110         110
       Loss on disposition of properties, net.......        344         605         847
       Deferred income tax provision (benefit)......        160        (388)        390
       Changes in operating assets and liabilities:
         Receivables ...............................        409        (146)       (244)
         Inventories ...............................       (179)        170          (3)
         Other current assets ......................        (53)       (467)       (399)
         Accounts payable ..........................     (1,494)     (1,239)        476
         Accrued interest ..........................        (86)       (976)         97
         Accrued liabilities .......................      2,074         849      (7,176)
       Other assets ................................       (445)        141      (1,228)
       Other liabilities ...........................      1,450       1,581       2,024
                                                       --------    --------    --------
         Net cash provided by operating activities..     22,995      19,370      14,097
                                                       --------    --------    --------
Cash flows from investing activities:
   Capital expenditures, excluding capital leases...    (13,582)    (14,626)    (17,814)
   Proceeds from disposition of properties..........        145         832          91
                                                       --------    --------    --------
         Net cash used for investing activities.....    (13,437)    (13,794)    (17,723)
                                                       --------    --------    --------
Cash flows from financing activities:
   Net proceeds from issuance of long-term debt,
      excluding capitalized lease obligations.......      6,950       7,000        --
   Payments on long-term debt, including capitalized
      lease obligations ............................    (11,202)    (12,572)    (10,444)
                                                       --------    --------    --------
         Net cash used for financing activities.....     (4,252)     (5,572)    (10,444)
                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents      5,306           4     (14,070)
Cash and cash equivalents at beginning of period....     10,314      10,310      24,380
                                                       --------    --------    --------
Cash and cash equivalents at end of period..........   $ 15,620    $ 10,314    $ 10,310
                                                       ========    ========    ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
   Interest ........................................   $  6,947    $  9,055    $  6,355
                                                       ========    ========    ========
   Income taxes ....................................   $  2,214    $  3,500    $  6,917
                                                       ========    ========    ========

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

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization

Houlihan's Restaurant Group, Inc., together with its wholly-owned subsidiary, Houlihan's Restaurants, Inc. and its subsidiaries (the "Company") operates full service casual dining restaurants in twenty-three states. At December 30, 1996, it operated 101 restaurants, including 62 Houlihan's, 28 Darryl's, four upscale Seafood Grills and seven Specialty Restaurants comprised of four dinnerhouses, two upscale steakhouses and the Buena Vista Cafe. At that date the Company also franchised 29 Houlihan's in eleven states and the Commonwealth of Puerto Rico. Houlihan's Restaurant Group, Inc. does not engage in any business or activity other than holding the capital stock of Houlihan's Restaurants, Inc.

2.  Summary of Significant Accounting Policies

Principles of consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiary.   All  significant   intercompany  balances  and
transactions have been eliminated.

Fiscal year

The Company reports fiscal year results of operations based on 52- or 53-week periods. The fiscal year ended December 30, 1996 was a 53-week period. The fiscal years ended December 25, 1995, and December 26, 1994 were composed of 52 weeks. References to years are to the fiscal years then ended.

Use of Estimates in Preparing Financial Statements

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

Temporary cash investments

Cash and cash equivalents include temporary cash investments, consisting of commercial paper and certificates of deposit, of $11,893,000 and $6,212,000 at December 30, 1996 and December 25, 1995, respectively. Temporary cash investments are carried at cost which approximates market.

Inventories

Inventories consist primarily of food and liquor and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.

Property, equipment and leaseholds

Property, equipment and leaseholds are depreciated on a straight-line basis over their estimated useful lives (buildings - 20 years and furniture, fixtures and equipment - 2 to 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases. Property under capitalized leases is amortized over the terms of the leases using the straight-line method.

Losses on disposition of properties in the normal course of business are recognized when a commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected date of disposal. Gains on disposition of properties in the normal course of business are recognized at the date of sale.

Pre-opening expenses

Certain costs incurred in connection with the opening of new or converted restaurants (principally the initial food and liquor order, smallwares and the cost associated with training staff) are expensed upon opening or conversion of restaurants. Pre-opening expenses, included in cost of sales in the accompanying consolidated statements of income, were $806,000, $969,000, and $1,268,000 for 1996, 1995 and 1994, respectively.

Reorganization value in excess of amounts allocable to identifiable assets

The reorganization value in excess of amounts allocable to identifiable assets is being amortized using the straight-line method over 20 years. Accumulated amortization at December 30, 1996 and December 25, 1995 was $14,552,000 and $10,901,000, respectively.

Long-lived assets and certain identifiable intangibles

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment using undiscounted cash flows whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable. Long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Deferred debt issuance costs

Deferred debt issuance costs at December 30, 1996 include approximately $516,000 and $135,000 of fees and financing costs related to the Company's bank credit agreement and the interest rate cap, respectively. Such costs are amortized over the expected lives of the respective debt issues and the interest rate cap period (see Note 8). As of December 30, 1996, the unamortized costs were $210,000 and $8,000, respectively.

Franchise rights

Franchise rights are attributable to the Company's franchise agreements existing prior to 1994 and have been capitalized in the accompanying consolidated balance sheets (included in other assets). The rights are being amortized over 14 years.

Franchise revenues

Franchise revenues from area franchise development agreements are recognized proportionately upon opening of the restaurants in accordance with Statement of Financial Accounting Standards No. 45. Revenues from individual restaurant franchise agreements are recognized upon opening of the restaurants. Franchise revenues included in other income in the accompanying consolidated statements of income aggregated $2,647,000, $1,596,000 and $1,087,000 for 1996, 1995 and 1994,
respectively. Of these amounts, $520,000, $315,000 and $45,000 represent initial franchise fees for 1996, 1995 and 1994, respectively.

Earnings per common and common equivalent share

Earnings per common and common equivalent share are based on the weighted average number of shares outstanding and the assumed exercise of outstanding dilutive stock options issued under the Company's stock option plans (see Note
12) less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. At December 30, 1996, warrants to purchase up to 47,740 shares of common stock at a price of $37.92 per share were outstanding. Additional shares of common stock issuable upon the exercise of the warrants have not been considered in the calculation as the effect would be antidilutive.

3.   Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments of the Company.

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of such instruments.

Long-term debt (see Note 8): The carrying amount of the Company's bank debt as of December 30, 1996 approximates fair value given that all outstanding bank debt was refinanced subsequent to year end (see Note 15). The fair value of the Company's bank debt as of December 25, 1995 is estimated based on current rates offered to the Company for debt of the same maturities.

Letters of credit (see Note 8): The Company uses letters of credit to primarily back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                 December 30, 1996       December 25, 1995
                                               ---------------------   ---------------------
                                               Carrying   Estimated    Carrying   Estimated
                                                Amount    Fair Value    Amount    Fair Value
                                               --------   ----------   --------   ----------
Cash and cash equivalents ..................   $ 15,620   $   15,620   $ 10,314   $   10,314
Long-term debt (excluding capitalized
   lease obligations) ......................     77,062       77,062     81,112       72,523
Off balance sheet financial instruments:
   Letters of credit .......................      4,523        4,523      4,927        4,927

4.  Receivables

Receivables are comprised of the following (in thousands):

                                          December 30,            December 25,
                                              1996                    1995
                                         ---------------         ---------------
  Trade, principally credit cards        $           841         $         1,093
  Franchise receivables, net                         273                     431
  Other                                              138                     137
                                         ---------------         ---------------
                                         $         1,252         $         1,661
                                         ===============         ===============

5.  Other Current Assets

Other current assets are comprised of the following (in thousands):

                                            December 30,            December 25,
                                               1996                    1995
                                           -------------           -------------
  Prepaid advertising rights (See Note 11) $       1,000           $       1,000
  Prepaid occupancy costs                          1,222                     467
  Prepaid insurance                                  275                     379
  Prepaid licenses                                   112                     128
  Deposits with vendors                               32                     130
  Other                                              330                     814
                                           -------------           -------------
                                           $       2,971           $       2,918
                                           =============           =============

6.  Property, Equipment and Leaseholds

Property,   equipment  and   leaseholds  are  comprised  of  the  following  (in
thousands):

                                          December 30,            December 25,
                                              1996                    1995
                                         ---------------         ---------------
 Land and improvements                   $        19,546         $        19,546
 Buildings and improvements                       30,301                  29,798
 Leasehold improvements                           50,043                  45,108
 Furniture, fixtures and equipment                52,186                  47,007
                                         ---------------         ---------------
                                                 152,076                 141,459
 Less:  Accumulated depreciation and
          amortization                            46,595                  36,938
                                         ---------------         ---------------
                                         $       105,481         $       104,521
                                         ===============         ===============

Property under capitalized leases in the amount of $1,618,000 and $1,865,000 at December 30, 1996 and December 25, 1995, respectively, is included principally in buildings and improvements. Capitalized leases relate primarily to the buildings on certain restaurant properties. The land portions of the restaurant property leases are accounted for as operating leases.

Depreciation and capitalized lease amortization expense relating to property, equipment and leaseholds for 1996, 1995 and 1994 was $11,699,000, $11,058,000
and $12,438,000, respectively. Of these amounts, $247,000, $247,000 and $226,000, respectively, related to capitalized lease amortization.

Substantially all of the capitalized and operating leases have terms, including all options, expiring after 2000 and most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent.

There were no contingent rents under capitalized leases for the periods presented. Total rental expense for all operating leases is composed of the following (in thousands):

                          1996                1995                1994
                     ---------------     ---------------     --------------
  Minimum rent       $        11,465     $        10,364     $        9,303
  Contingent rent              2,011               2,107              2,298
                     ---------------     ---------------     --------------
                     $        13,476     $        12,471     $       11,601
                     ===============     ===============     ==============

The present value of capitalized lease payments and the future minimum lease payments on noncancelable operating leases as of December 30, 1996 are as follows (in thousands):

                                               Capitalized          Operating
                                                  Leases              Leases
                                              ---------------     --------------
  1997                                        $           596     $       10,996
  1998                                                    596             10,690
  1999                                                    596             10,226
  2000                                                    579              9,200
  2001                                                    529              7,916
  Thereafter                                            1,555             45,465
                                              ---------------     --------------
  Total minimum lease payments                          4,451     $       94,493
                                                                  ==============
  Less:  Interest                                       1,784
                                              ---------------
  Present value of minimum lease payments     $         2,667
                                              ===============

7.  Other Assets

Other assets are comprised of the following (in thousands):

                                            December 30,          December 25,
                                                1996                  1995
                                           -------------         --------------
  Franchise rights, net                    $       1,561         $        1,718
  Liquor licenses                                  2,469                  2,464
  Advertising rights (See Note 11)                 2,000                  1,000
  Other                                              179                    305
                                           -------------         --------------
                                           $       6,209         $        5,487
                                           =============         ==============

8.  Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                            December 30,         December 25,
                                                1996                 1995
                                           ---------------      ----------------
  Bank Debt:
      Term Loan                            $        29,112      $         40,112
      Real Estate Loan                              40,000                40,000
      Revolving Credit Facility                      7,950                 1,000
  Capitalized lease obligations (Note 6)             2,667                 2,869
                                           ---------------      ----------------
                                                    79,729                83,981
  Less:  Current portion (Note 15)                   8,135                11,202
                                           ---------------      ----------------
                                           $        71,594      $         72,779
                                           ===============      ================

Scheduled maturities of outstanding long-term debt for each of the five fiscal years subsequent to December 30, 1996 after the effect of the refinancing are disclosed in Note 15.

Bank Credit Agreement

The Company entered into a credit agreement on December 28, 1992, (the "Bank Credit Agreement") with Credit Agricole-CNCA, New York Branch (the "Bank") providing for a $62,939,000 Term Loan, a $40,000,000 Real Estate Loan and a $20,000,000 Revolving Credit Facility (collectively, the "Bank Debt").

The Term Loan requires semi-annual principal payments as follows (in thousands):

                                                         Principal Amount
                    Payment Dates                           of Payment
         -------------------------------------           ----------------
         March 31, 1997 and September 30, 1997           $          5,500
         March 31, 1998 and September 30, 1998                      6,750

The final Term Loan installment is payable on March 31, 1999 and will be equal to the unpaid principal amount of the Term Loan. The Real Estate Loan and the Revolving Credit Facility are scheduled to mature on March 31, 1997. The Company refinanced all of its outstanding bank debt subsequent to year end (see Note
15).

Under the terms of the Bank Credit Agreement, the Company is required to reduce its Bank Debt with the net proceeds resulting from any permitted sales of assets, issuances of debt or equity, and 65% of the Company's Excess Cash Flow (as defined in the Bank Credit Agreement). The Term Loan shall be repaid first, the Real Estate Loan shall be repaid second and the Revolving Credit Facility shall be permanently reduced last. All such prepayments of the Term Loan will be applied 50% in the order of maturity and 50% in the inverse order of maturity. In 1996, the Company reduced the balance of the Term Loan by $11,000,000 which consisted of two scheduled payments of $5,500,000 each, as required by the Bank Credit Agreement.

The Revolving Credit Facility can be used for working capital purposes and to provide for standby letters of credit. The maximum amount available under the Revolving Credit Facility was reduced to

$12,500,000 pursuant to the Third Amendment to the Bank Credit Agreement dated October 1, 1996 (see "Amendments to the Bank Credit Agreement"). The amount available under the Revolving Credit Facility is reduced by the principal amount of any outstanding standby letters of credit. A commitment fee of 1/2 of 1% per annum is required based upon the daily unused amount of the Revolving Credit Facility. A fee of 1% per annum is also required based upon the daily amount of outstanding standby letter of credit commitments. Standby letters of credit totaling $4,523,000 issued under the Revolving Credit Facility were outstanding as of December 30, 1996.

The Bank Debt interest is calculated at 2.0% over the reserve adjusted London Interbank Offered Rate ("LIBOR"). At December 30, 1996, interest on the Term Loan and the Real Estate Loan was being charged at 7.50%. The average interest rate on the Revolving Credit Facility Loans at December 30, 1996 was 7.52%.

As required by the Bank Credit Agreement, during 1993 the Company purchased an interest rate cap for a four-year period on an aggregate notional amount of $30,000,000 pursuant to which the Company shall be protected against increases in LIBOR in excess of the greater of (i) 10% per annum and (ii) 2-1/2% per annum plus the Alternate Base Rate (as defined in the Bank Credit Agreement) through March 29, 1997.

Collateral Arrangements

Substantially all of the Company's assets are pledged as collateral under the Bank Credit Agreement. In addition, borrowings under the Bank Credit Agreement are guaranteed by the parent company and by each of its active wholly-owned subsidiaries. This guarantee is secured by a pledge of all of the capital stock of Houlihan's Restaurants, Inc., and the guarantees of the active wholly-owned subsidiaries are collateralized by security interests in all of the assets of each such subsidiary.

Financing Covenants and Restrictions

The Bank Credit Agreement contains various covenants and restrictions, including
(i) restriction of additional indebtedness, mergers or consolidations, payment of indebtedness, affiliated transactions and investments in affiliates, unless certain financial tests are met, and (ii) restriction on the payment of dividends to 35% of the Company's future Excess Cash Flow (as defined). The Bank Credit Agreement also contains various covenants which, among other things, restrict the amount of annual capital expenditures and require the maintenance of certain financial ratios and minimum consolidated net worth (as defined). Based on the Bank Credit Agreement covenants, there were no retained earnings available for payment of dividends at December 30, 1996. Failure to comply with any of the financial and operating covenants included in the Bank Credit Agreement as amended or the occurrence of a Change of Control (as defined in the Bank Credit Agreement) would permit the Bank to accelerate the maturity of the Bank Debt.

Amendments to the Bank Credit Agreement

During 1996, the Bank Credit Agreement was amended to revise certain covenants of the agreement. The Second Amendment, dated March 25, 1996, reduced the minimum interest coverage ratio specified for the first fiscal quarter of 1996 to 3.6 and reduced the aggregate Revolving Credit Facility commitment to $15,000,000 from $20,000,000. The Third Amendment, dated June 24, 1996, reduced the minimum interest coverage ratio specified for the second fiscal quarter to
3.8 and the minimum fixed charge
coverage ratio specified for the second fiscal quarter to 1.6. Additionally, the Third Amendment also reduced the aggregate Revolving Credit Facility commitment to $12,500,000 effective October 1, 1996. The Fourth Amendment, dated November 1, 1996, reduced the minimum fixed charge coverage ratio specified for the third fiscal quarter to 1.8.

On March 31, 1997, the Bank Credit Agreement was amended (the "Fifth Amendment") to extend the maturity date of all outstanding bank debt to May 15, 1997. The new maturity date allowed for the closing of a new $90 million secured credit facility (see Note 15). Additionally, the Fifth Amendment revised the required fixed charge coverage ratio for the fourth quarter of 1996. The Company also made two payments on the Term Loan consisting of a scheduled principal payment of $5,500,000 on March 31, 1997 and a Net Cash Proceeds payment (as defined in the Bank Credit Agreement) of $129,000 on April 4, 1997. As a result, the Company remains in compliance with all covenants of its current bank credit agreement as amended.

9.  Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

                                    December 30,               December 25,
                                        1996                       1995
                                  ---------------           ----------------
  Wages, salaries and bonuses     $         2,986           $          2,295
  Sales and property taxes                  2,324                      1,984
  Rent                                      2,445                      1,830
  Federal and state taxes                   2,038                        816
  Gift certificates                         1,317                      1,087
  Vacation                                    399                        425
  Worker's compensation                       583                        618
  Utilities                                   665                        610
  Employee insurance                          487                        399
  Other                                     2,205                      3,311
                                  ---------------           ----------------
                                  $        15,449           $         13,375
                                  ===============           ================

10.  Income Taxes

The income tax provisions (benefits) consist of the following (in thousands):

                                 1996             1995            1994
                              -----------     ------------    ------------
Current provision             $    3,932      $     4,304     $     2,510
Deferred provision (benefit)         160             (388)            390
                              -----------     ------------    ------------
                              $    4,092      $     3,916     $     2,900
                              ===========     ============    ============

Current tax liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

Deferred income taxes result from temporary differences between the financial statement and tax basis of the Company's assets and liabilities. The sources of the differences and their cumulative tax effects are as follows (in thousands):

                                                 December 30,      December 25,
                                                     1996              1995
                                                 ------------      ------------
Current:
 Assets:
   Insurance reserves                            $       417       $       370
   Net operating losses                                   -              1,425
   General business credit carryforwards               2,835                -
 Liabilities:
   Other                                                (241)             (394)
                                                 ------------       -----------
                                                 $     3,011        $    1,401
                                                 ============       ===========
Noncurrent:
 Assets:
   Development fees                              $       321        $      255
   Insurance reserves                                  3,381             2,965
   Deferred debt issuance costs                          169               247
   Net operating losses                                   -                587
   General business credit carryforwards               3,172             6,238
   Alternative minimum tax credit carryforwards          504                -
   Other                                                 818               620
   Less:  Valuation allowance                           (435)           (1,000)
 Liabilities:
   Excess tax depreciation                           (12,238)          (12,389)
   Franchise rights                                     (609)             (670)
                                                 ------------       -----------
                                                 $    (4,917)       $   (3,147)
                                                 ============       ===========

A reconciliation between the actual income tax provision and income taxes computed by applying the statutory Federal income tax rate to the income before income taxes is as follows:

                                        1996      1995       1994
                                      -------    -------    -------

Statutory federal tax rate              34 %       34 %       34 %
State and local income
   taxes (net of Federal
   tax benefit)                          6          9         10
General business credits                (9)       (12)       (16)
Nondeductible amortization
   of reorganization value in
   excess of amounts allocable
   to identifiable assets               13         15         21
Other                                    -          2          1
                                      -------    -------    -------
Effective tax rate                      44 %       48 %       50 %
                                      =======    =======    =======

As of December 30, 1996, the Company has total general business credit and alternative minimum tax credit carryforwards of approximately $6,007,000 and $504,000, respectively. The general business credit carryforwards will expire from 1997 through 2011. The utilization of $4,273,000 of the general business credit carryforwards is limited due to the changes in ownership which occurred in 1989 and 1992. The first $3,746,000 of the general business credit carryforwards is limited to $574,000 per year, and the next $527,000 is limited to $1,279,000 per year. To the extent general business credit carryforward limitations are not utilized in a year, the unused limitation increases the subsequent year limitation amount.

11.  Related Party Transactions

The Company entered into a merger agreement on June 4, 1996 with Zapata Corporation ("Zapata"), which provided for Zapata's acquisition of the Company for a combination of cash and stock valued at $8.00 per share. Approximately 35% of Zapata's outstanding shares of common stock were owned by the Glazer Group, which owns approximately 73% of the Company's outstanding stock at December 30, 1996. The agreement was terminated on October 8, 1996 pursuant to its terms. The termination followed the decision of the Delaware Chancery Court that a vote of 80% of the Zapata stockholders would be required to approve the merger. The merger agreement provided that either party could terminate the agreement if the merger was not consummated by October 1, 1996. Expenses incurred by the Company resulting from the above transaction are disclosed separately in the accompanying consolidated statement of income for the year ended December 30, 1996.

On October 13, 1995, the Company entered into an Advertising and Sponsorship Agreement (the "Agreement") with the Buccaneers Limited Partnership for the exclusive naming rights to the Tampa Bay Buccaneer Football Stadium (the "Stadium"). The Buccaneers Limited Partnership is 100% controlled by the Glazer Group, owners of approximately 73% of the Company's common stock on a fully diluted basis. The Agreement provides the Company with the right to name the Stadium "Houlihan's Stadium". Additionally, it provides the Company with advertising rights inside the Stadium and in Tampa Bay Buccaneer programs and brochures.

The Agreement is for a ten-year period at a total cost of $10,000,000. The payment terms are $2,000,000 per year for the first five years of the Agreement. The cost is being expensed on a straight-line basis over ten years. The Company has made two payments under the Agreement of which $1,000,000 has been expensed, $1,000,000 is reflected as a prepaid expense in current assets and $2,000,000 is reflected as a noncurrent asset in the accompanying consolidated balance sheet.

During 1995, the Company received $161,000 from First Allied Tampa Corporation, which is wholly owned by the Glazer Group. The amount represented accrued interest resulting from the termination of an option agreement that granted the Company the exclusive right to operate a restaurant in the Tampa Bay Buccaneer Football Stadium.

During  1996  and  1995,   directors  fees  aggregating   $37,500  and  $24,000,
respectively, were paid to members of the Company's Board of Directors who are members of the Glazer Group.

12.  Stock Option Plans

The Company maintains two stock option plans, one plan for outside directors ("Option Plan I") and one for executives and certain key employees ("Option Plan II"), providing for the issuance of options to purchase 540,000 and 776,600 shares, respectively. The Board of Directors determines the option price based upon the estimated market value of the Company's common stock at the date of grant based on the price of the shares as traded in the over-the-counter market. All options granted have ten year terms and vest and become fully exercisable at the end of four years of continued employment. Option Plan I provides for the issuance of up to 30,000 shares to each outside director per year to the extent the options are available under the plan.

A summary of the Company's stock option activity, and related information for the years ended December 30, 1996 and December 25, 1995 follows:

Option Plan I
                                           1996                             1995
                                 -------------------------        -------------------------
                                             Weighted-Avg                     Weighted-Avg
                                  Options   Exercise Price         Options   Exercise Price
                                 ---------  --------------        ---------  --------------

Outstanding-beginning of year     360,000      $  9.19             180,000      $  9.25
Granted                           180,000         5.06             180,000         9.13
Exercised                            --            --                 --            --
Forfeited                            --            --                 --            --
                                 ---------  --------------        ---------  --------------
Outstanding-end of year           540,000      $  7.81             360,000      $  9.19

Exercisable at end of year           --            --                 --            --


Option Plan II
                                           1996                             1995
                                 -------------------------        -------------------------
                                             Weighted-Avg                     Weighted-Avg
                                  Options   Exercise Price         Options   Exercise Price
                                 ---------  --------------        ---------  --------------

Outstanding-beginning of year     653,600      $  8.65             617,000      $  9.25
Granted                           127,000         5.50             164,600         6.86
Exercised                            --            --                 --            --
Forfeited                          (4,000)        7.56            (128,000)        9.25
                                 ---------  --------------        ---------  --------------
Outstanding-end of year           776,600      $  8.14             653,600      $  8.65

Exercisable at end of year           --            --                 --            --

Weighted-average fair value
   of options granted during
   the year                      $   2.43                         $   3.73

Exercise prices for options outstanding as of December 30, 1996 ranged from $5.06 to $9.25 for Option Plan I and from $5.38 to $9.75 for Option Plan II. The weighted average remaining contractual life of all outstanding options is 7.9 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of grant.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share for the years ended December 30, 1996 and December 25, 1995 would have been reduced to the pro forma amounts indicated below (in thousands except for earnings per share information):

                                                           1996           1995
                                                         ---------     ---------
   Net income
       As reported                                       $   5,197     $   4,265
       Pro forma                                             4,443         3,724
   Earnings per common and common equivalent share
       As reported                                       $    0.52     $    0.43
       Pro forma                                              0.44          0.37

The fair value of the Company's stock options as calculated in accordance with SFAS 123 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for both 1996 and 1995: risk-free interest rate of 5.8%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .52; and a weighted-average expected life of the option of four years.

13.  Benefit Plans

The Company maintains several incentive compensation and related plans for executives and other key employees of the Company. Under the plans, participants generally are eligible to receive cash bonuses based on the Company's earnings before interest, taxes, depreciation and amortization. Total expenses for these plans included in the accompanying consolidated statements of income for 1996, 1995 and 1994 were $2,393,000, $2,615,000 and $1,960,000, respectively.

Substantially all of the Company's salaried employees are eligible to participate in defined contribution retirement savings plans under which Company contributions are based on employee contributions and compensation. The Company's expense during 1996, 1995 and 1994 under such plans was $632,000, $672,000 and $462,000, respectively.

14.  Contingencies and Commitments

Litigation

The Company is currently involved in various claims and pending legal actions arising in the normal course of business. In the opinion of management, the final disposition of these claims and pending actions will not have a material adverse effect, individually or in the aggregate, on the business or the financial position of the Company.

Severance Payment Agreements

In prior years, the Company entered into agreements with certain officers which provide for severance payments in the event the employment of such officers is terminated upon a change of control of the Company, as defined in the agreements. The severance payments shall be equal to 2.99 times the average compensation of each participant for the previous five years. As of December 30, 1996, the contingent liability under the agreements for all participants was approximately $2,287,000.

Real Estate Consulting Contracts

In 1992, the Company entered into real estate consulting contracts expiring in 2001 with management companies which employ two beneficial owners of a company that previously had a controlling interest in the Company for a total of $625,000 per year. The total expense incurred under the contracts during 1996, 1995 and 1994 was $625,000 each year.

15.    Subsequent Event

On March 31, 1997, the Fifth Amendment to the Company's existing bank credit agreement extended the maturity date of all of its outstanding bank debt to May 15, 1997 and revised a certain covenant for the fourth quarter of 1996. The new maturity date allowed for the closing of a new $90 million secured credit facility. The Company also made two payments on the Term Loan consisting of a scheduled principal payment of $5,500,000 on March 31, 1997 and a Net Cash Proceeds payment (as defined in the existing bank credit agreement) of $129,000 on April 4, 1997. The Company signed a new bank credit agreement and obtained the $90,000,000 credit facility on April 15, 1997. The proceeds from the new credit facility of $75,000,000, along with $585,000 of the Company's existing unrestricted cash, were used to repay and permanently retire $75,585,000 of the existing bank indebtedness at April 15, 1997.

The new credit facility consists of a senior bank term loan facility and a senior bank revolving credit facility. The term loan facility consists of a five-year tranche A term loan in the principal amount of $20,000,000 and a seven-year tranche B term loan in the principal amount of $55,000,000. The tranche A loan requires annual amortization of $4,000,000 and the tranche B loan requires annual amortization of $550,000 for the first five years and $26,125,000 in the sixth and seventh years. All amortization on the term loans is to be paid in equal quarterly installments. Scheduled maturities of outstanding long-term debt, including capitalized lease obligations, for each of the five fiscal years subsequent to December 30, 1996 after the effect of the refinancing are as follows (in thousands):

         1997               $     8,135
         1998                     4,815
         1999                     4,853
         2000                     4,880
         2001                     4,875

The five-year revolving credit facility in the principal amount of $15,000,000 includes a $5,000,000 swingline facility. The revolving credit facility will be available to provide for the working capital requirements and general corporate purposes of the Company and provides for letters of credit up to $10,000,000. The Company had no amounts outstanding under the revolving credit facility as of April 15, 1997.

Substantially all of the Company's assets are pledged as collateral under the new bank credit agreement. In addition, borrowings under the new facility are guaranteed by the parent company and by each of its active wholly-owned subsidiaries. This guarantee is secured by a pledge of all of the capital stock of Houlihan's Restaurants, Inc., and the guarantees of the active wholly-owned subsidiaries are collateralized by security interests in all of the assets of each such subsidiary.

                        HOULIHAN'S RESTAURANT GROUP, INC.
                                  EXHIBIT INDEX


Exhibit
   No.                        Description of Exhibit
-------  -----------------------------------------------------------------------

  3.1    Certificate of Incorporation of Registrant, as amended. (1)

  3.2    Amended and Restated Bylaws of Registrant. (2)

 10.1 Amended and Restated Credit Agreement dated as of April 15, 1997 among Houlihan's Restaurants, Inc., DLJ Capital Funding, Inc., as Syndication Agent, Banque Indosuez, New York Branch, as Administrative Agent, and Credit Lyonnais, Chicago Branch, as Documentation Agent and Exhibits and Schedules thereto.

 10.2    Schedule of Franchise Development Agreements as of December 30, 1996.

   21    Subsidiaries of the Registrant.

   27    Financial Data Schedule (filed with EDGAR version).

---------------------


(1) Filed as an exhibit to report on Form 10-K for the year ended December 26, 1994 and incorporated herein by reference.

(2) Filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-66392) and incorporated herein by reference.