Form 10-Q
period 1997-03-31
HOULIHANS RESTAURANT GROUP INC
filed 1997-05-07
CIK 909723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                      ------------------------------------


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------

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

Number of shares of common stock outstanding as of May 7, 1997:  9,998,012

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY

                                      INDEX


                                                                           Page
                                                                           ----
PART I            FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements
                Consolidated Balance Sheets.............................      3
                Consolidated Statements of Income.......................      4
                Consolidated Statements of Cash Flows...................      5
                Notes to Consolidated Financial Statements..............      6

 Item 2.  Management's Discussion and Analysis of Financial Condition...      9


PART II           OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K..............................     14

 Signatures.............................................................     15

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                            March 31,  Dec. 30,
                                                              1997       1996
                                                            --------   --------
                                                           (Unaudited) (Audited)
                         ASSETS
Current assets:
   Cash and cash equivalents.............................   $ 14,851   $ 15,620
   Receivables ..........................................      1,257      1,252
   Inventories ..........................................      2,402      2,455
   Other current assets .................................      2,853      2,971
   Deferred income taxes ................................      3,132      3,011
                                                            --------   --------
       Total current assets .............................     24,495     25,309
Property, equipment and leaseholds, net .................    104,072    105,481
Reorganization value in excess of amounts allocable to
   identifiable assets, net .............................     57,545     58,458
Deferred debt issuance costs, net .......................       --          218
Other assets, net .......................................      6,164      6,209
                                                            --------   --------
       Total assets .....................................   $192,276   $195,675
                                                            ========   ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capitalized
       lease obligations ................................   $  3,652   $  8,135
   Accounts payable .....................................      5,380      7,317
   Accrued interest .....................................         68        590
   Accrued liabilities ..................................     14,646     15,449
                                                            --------   --------
       Total current liabilities ........................     23,746     31,491
Long-term debt, including capitalized lease obligations,
   less current portion .................................     74,674     71,594
Other liabilities .......................................     13,025     12,284
Deferred income taxes ...................................      4,477      4,917
                                                            --------   --------
       Total liabilities ................................    115,922    120,286
                                                            --------   --------
Stockholders' equity:
   Common stock-par value $.01 per share, 20,000,000
       shares authorized, 9,998,012 shares issued and
       outstanding.......................................        100        100
   Additional paid-in capital............................     59,900     59,900
   Retained earnings ....................................     16,354     15,389
                                                            --------   --------
       Total stockholders' equity .......................     76,354     75,389
                                                            --------   --------
       Total liabilities and stockholders' equity........   $192,276   $195,675
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        Thirteen Weeks Ended
                                                    ----------------------------
                                                      March 31,       March 25,
                                                        1997            1996
                                                    ------------    ------------

Net sales ......................................    $    67,070     $    66,974

Cost of sales:
   Food and bar costs ..........................         19,550          19,528
   Labor costs .................................         21,770          21,351
   Operating expenses (exclusive of depreciation
     and amortization shown separately) ........         14,712          15,829
                                                    ------------    ------------
       Total cost of sales .....................         56,032          56,708
                                                    ------------    ------------
       Gross profit ............................         11,038          10,266
Depreciation and amortization ..................          3,995           3,784
General and administrative expenses ............          4,635           4,419
Loss on disposition of properties, net .........             42             139
Other (income), net ............................         (1,367)         (1,279)
Interest expense................................          1,864           1,840
                                                    ------------    ------------
       Income before taxes .....................          1,869           1,363
Income tax provision ...........................            904             691
                                                    ------------    ------------
       Net income ..............................    $       965     $       672
                                                    ============    ============


Earnings per common and common equivalent share.    $      0.10     $      0.07
                                                    ============    ============

Weighted average common and common equivalent
 shares.........................................     10,022,836       9,998,012
                                                    ============    ============


          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Thirteen Weeks Ended
                                                           ---------------------
                                                           March 31,   March 25,
                                                             1997        1996
                                                           ---------   ---------
Cash flows from operating activities:
   Net income ..........................................   $    965    $    672
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ...................      3,995       3,784
       Amortization of deferred debt issuance costs ....        218          27
       Loss on disposition of properties, net ..........         42         139
       Deferred income tax benefit .....................       (561)       (316)
       Changes in operating assets and liabilities:
         Receivables ...................................         (5)        153
         Inventories ...................................         53         134
         Other current assets ..........................        118         677
         Accounts payable ..............................     (1,937)     (1,942)
         Accrued interest ..............................       (522)         15
         Accrued liabilities ...........................       (803)         (1)
       Other assets ....................................         56         138
       Other liabilities ...............................        741         614
                                                           ---------   ---------
         Net cash provided by operating activities .....      2,360       4,094
                                                           ---------   ---------
Cash flows from investing activities:
   Capital expenditures, excluding capital leases ......     (1,727)     (3,863)
   Proceeds from disposition of properties .............          1          66
                                                           ---------   ---------
         Net cash used for investing activities ........     (1,726)     (3,797)
                                                           ---------   ---------
Cash flows from financing activities:
   Net proceeds from issuance of long-term debt,
     excluding capitalized lease obligations............      4,152       5,000
   Payments on long-term debt, including capitalized
      lease obligations.................................     (5,555)        (48)
                                                           ---------   ---------
         Net cash provided by (used for) financing
           activities...................................     (1,403)      4,952
                                                           ---------   ---------
Net increase (decrease) in cash and cash equivalents ...       (769)      5,249
Cash and cash equivalents at beginning of period .......     15,620      10,314
                                                           ---------   ---------
Cash and cash equivalents at end of period .............   $ 14,851    $ 15,563
                                                           =========   =========

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
   Interest ............................................   $  2,168    $  1,798
                                                           =========   =========
   Income taxes ........................................   $    670    $   (663)
                                                           =========   =========

Disclosure of Accounting Policy:
   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          See accompanying notes to consolidated financial statements.

                HOULIHAN'S RESTAURANT GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 1997
                                   (Unaudited)


1.       Basis of Presentation

The consolidated financial statements of Houlihan's Restaurant Group, Inc. and its wholly-owned subsidiary, Houlihan's Restaurants, Inc. and its subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 30, 1996 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1996.

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

2.       Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share are based on the weighted average number of shares outstanding and the assumed exercise of outstanding dilutive stock options issued under the Company's stock option plans less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. At March 31, 1997, warrants to purchase up to 47,740 shares of common stock at a price of $37.92 per share were outstanding. Additional shares of common stock issuable upon the exercise of these warrants have not been considered in the calculation as the effect would be antidilutive.

3.       Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                               March 31,          December 30,
                                                 1997                 1996
                                           ----------------      ---------------
Bank debt:
    Term Loan                              $         23,612      $        29,112
    Real Estate Loan                                 40,000               40,000
    Revolving Credit Loan                            12,102                7,950
Capitalized lease obligations                         2,612                2,667
                                           ----------------      ---------------
                                                     78,326               79,729
Less:  Current portion                                3,652                8,135
                                           ----------------      ---------------
                                           $         74,674      $        71,594
                                           ================      ===============

During March 1997, the Company borrowed a total of $4,152,000 on its Revolving Credit Facility to fund the drawdown of two outstanding standby letters of credit by the beneficiaries. The letters of credit were scheduled to expire upon the maturity of the Revolving Credit Facility on March 31, 1997. The Bank Credit Agreement was amended (the "Fifth Amendment") on March 31, 1997 to extend the maturity date of all outstanding bank debt to May 15, 1997. The new maturity date allowed for the closing of a new $90 million secured credit facility (see
Note 5). Additionally, the Fifth Amendment revised the required fixed charge coverage ratio for the fourth quarter of 1996. The Company also made a scheduled principal payment of $5,500,000 on the Term Loan on March 31, 1997. As a result, the Company remains in compliance with all covenants of its bank credit agreement as amended.

4.       Contingencies and Commitments

Severance Agreements

In prior years, the Company entered into agreements with certain officers which provide for severance payments in the event the employment of such officers is terminated upon a change of control of the Company, as defined in the agreements. As of March 31, 1997, the contingent liability under the agreements for all participants was approximately $1,700,000.

5.       Subsequent Event

The Company made a Net Cash Proceeds payment (as defined in the Bank Credit Agreement) of $129,000 on April 4, 1997. Then on April 15, 1997, the Company signed a new bank credit agreement and obtained a new $90,000,000 secured credit facility. The proceeds from the new credit facility of $75,000,000, along with $585,000 of the Company's existing unrestricted cash, were used to repay and permanently retire $75,585,000 of the existing bank indebtedness at April 15, 1997.

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

The new credit facility also contains a five-year revolving credit facility in the principal amount of $15,000,000 that includes a $5,000,000 swingline facility. The revolving credit facility will be available to provide for the working capital requirements and general corporate purposes of the Company and provides for letters of credit up to $10,000,000. At April 30, 1997, the Company had $10,314,000 available to it under the new revolving credit facility, reduced by $4,686,000 of outstanding standby letters of credit.

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

The new credit facility allows the Company to enter into a sale leaseback transaction involving certain of its owned restaurant properties. The Company signed a letter of intent on April 23, 1997 to complete the sale leaseback transaction. The letter provides for the sale leaseback of up to 25 properties for proceeds of approximately $30,000,000 subject to appraised values. The transaction is to be completed as soon as practicable. The Company has not determined the number of properties to include in the sale leaseback transaction, and therefore, cannot make a determination of the gain or loss that will result upon the completion of the transaction. The Company intends to use the proceeds from this transaction to either (i) repurchase shares of the Company's common stock not owned by the Glazer Group for an aggregate repurchase price of not in excess of $8.00 per share or $21,400,000 in aggregate value (the "Repurchase"), (ii) prepay the new credit facility term loans or (iii) construct or acquire additional new restaurants. If the Company decides to complete the Repurchase, the Repurchase is expected to be completed as soon as practicable after the closing of the sale leaseback transaction, but in any event by November 15, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1996. The information contained herein includes certain forward looking information regarding restaurant openings, operating margins, capital requirements, cash flow from operations and assumptions regarding the availability of new credit facilities. This forward looking information could be affected by changes in monetary and fiscal policies, laws and regulations, and social and economic conditions, such as inflation or a recession, increased competition in the restaurant industry, the current trend towards "dining out" and the amount, type and cost of financing available to the Company.

General

The Company  operates full service casual dining  restaurants  in 23 states.  At
March 31, 1997, it operated 101 restaurants, including 62 Houlihan's, 28 Darryl's, four upscale Seafood restaurants and seven specialty restaurants comprised of four dinnerhouses, two upscale steakhouses and the Buena Vista Cafe. At that date, the Company also franchised 30 Houlihan's restaurants in twelve states and the Commonwealth of Puerto Rico.

Results of Operations

The  following  table  sets  forth   information   derived  from  the  Company's
Consolidated Statements of Income expressed as a percentage of net sales.

                                                          Quarter Ended
                                                 -------------------------------
                                                    March 31,        March 25,
                                                      1997              1996
                                                 -------------    --------------

Net sales                                           100.0    %        100.0    %
Cost of sales:
     Food and bar costs                              29.1              29.2
     Labor costs                                     32.5              31.9
     Operating expenses                              21.9              23.6
                                                 -------------    --------------
         Total cost of sales                         83.5              84.7
                                                 -------------    --------------
           Gross profit                              16.5              15.3
Depreciation and amortization                         6.0               5.6
General and administrative expense                    6.9               6.6
Loss on disposition of properties, net                0.1               0.2
Other (income), net                                  (2.0)             (1.8)
Interest expense                                      2.8               2.7
                                                 -------------    --------------
         Income before income taxes                   2.7               2.0
Income tax provision                                  1.3               1.0
                                                 -------------    --------------
         Net income                                   1.4    %          1.0    %
                                                 =============    ==============

Net Sales. Net sales for the first quarter increased to $67,070,000, 0.1% up from $66,974,000 generated for the same quarter of 1996. The increase was primarily due to sales generated by five new restaurants opened during 1996, consisting of three Houlihan's, one Seafood restaurant and one J. Gilbert's. The increase was partially offset by a 1.8% decrease in comparable restaurant sales during the first quarter.

"Comparable restaurants" are restaurants open throughout fiscal years 1996 and 1997. The increases (decreases) in comparable restaurant sales, by concept, for the first quarter of 1997 versus 1996 were as follows:

                                       First Quarter
                             -----------------------------------
                               Food          Bar         Total
                             ---------    ---------    ---------

Houlihan's                   (1.7)   %    (7.9)   %    (3.2)   %
Darryl's                      0.9          1.3          1.0
Seafood                       6.0          0.8          5.0
Specialty                    (3.9)        (2.1)        (3.3)

Total Company                (0.7)   %    (5.6)   %    (1.8)   %

Cost of Sales. Cost of sales as a percentage of net sales decreased during the first quarter of 1997 from the same period of 1996. Cost of sales is composed of three major items: food and bar costs, labor costs and operating expenses.

Combined food and bar costs as a percentage of net sales decreased to 29.1% during the first quarter of 1997 from 29.2% for the same period in 1996. The decrease was the result of increased efficiencies gained over the prior year when a new menu was implemented in all of the Company's Darryl's restaurants. The new menu, which emphasizes quality wood-fired steaks, resulted in higher food costs due to the shift in the menu mix to higher priced items such as steak.

Labor costs as a percentage of net sales increased to 32.5% in 1997 from 31.9% in 1996. Labor costs were impacted by an increase in management labor due to increases in base pay made in order to remain competitive in the industry and retain quality managers. The increase was also due in part to lower sales experienced during the first quarter by the Company's comparable restaurants as management salaries are predominantly a fixed cost.

Operating expenses decreased from 23.6% of net sales in the 1996 quarter to 21.9% of net sales in the 1997 quarter due primarily to a reduction in promotional expenses during the first quarter in comparison to the prior year. During the first quarter of 1996, the Company tested various advertising promotions in selected markets using radio, print, billboard and television.

Depreciation and Amortization Expense. Depreciation and amortization expense as a percentage of net sales increased during the first quarter due to increased capital expenditures from the five new restaurants that were opened in 1996, as well as ongoing restaurant renovation and replacements.

General and Administrative Expenses. General and administrative expenses as a percent of net sales increased during the first quarter of 1997 as compared to the same period of 1996. The increase is due primarily to the creation of two new regional vice president positions in the Houlihan's concept to provide additional oversight responsibilities to both Company-owned restaurants as well as franchise restaurants. Additionally, general and administrative expenses increased during the quarter due to severance payments related to the centralization of the Company's restaurant bookkeeping efforts for the Houlihan's concept. Staffing efficiencies were made possible by a new point-of-sale management information system that was implemented in all of the Company's restaurants during 1995 and the first quarter of 1996.

Other Income. Other income as a percentage of net sales increased primarily as a result of a 16.8% increase in franchise revenues over the prior period. As of the end of the quarter, the Company franchised 30 restaurants and had signed agreements with 20 franchise development groups providing for the development of an aggregate of 77 additional Houlihan's over a five to six year period.

Interest Expense. Interest expense increased slightly in the 1997 first quarter to 2.8% of net sales compared to 2.7% of net sales for the same quarter of 1996. The increase was primarily attributable to interest on two new borrowings the Company made on its Revolving Credit Facility in March 1997.

Income Taxes. The Company's effective income tax rate was 48.4% for the 1997 first quarter, compared to 50.7% for the same period of 1996. The lower effective rate was a result of the increase in pretax income in relation to the fixed amortization of the reorganization value in excess of amounts allocable to identifiable assets.

Net Income. Net income for the first quarter of 1997 increased to $965,000, or $0.10 per share, from $672,000, or $0.07 per share, from the first quarter of 1996. The increase is attributable to an increase in net sales for the quarter as well as the decline in certain operating expenses mentioned above.

Liquidity and Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of $14,851,000 and excess working capital of $749,000. The Company relies principally upon internally generated funds to finance its restaurant operations and to fund working capital expenditures. Historically, the Company has operated with working capital deficiencies. The Company's ability to operate with such deficiencies is due to the nature of the restaurant business, which does not require significant investments in accounts receivable or inventories and which generally allows the procurement of food and supplies on trade credit.

At March 31, 1997, the Company had $307,000 available to it under the $12,500,000 Revolving Credit Facility, reduced by a $91,000 outstanding standby letter of credit and a $12,102,000 outstanding loan. During March 1997, two outstanding standby letters of credit were drawn by the beneficiaries, resulting in the Company borrowing $676,646 on March 18, 1997 and $3,475,000 on March 24, 1997 on its Revolving Credit Facility. The borrowings under the Revolving Credit Facility, as well as all other outstanding bank debt was subsequently refinanced (see "New Credit Facility").

Capital expenditures totalled $1,727,000 for the quarter as compared to $3,863,000 for the same period in 1996. A majority of the amount was attributable to ongoing remodeling projects and normal restaurant renovations and replacements in the Company's restaurants. The Company expects to incur capital expenditures of approximately $9,200,000 for the remainder of 1997, a majority of which will be continued to be used for remodeling projects and maintenance, as well as the opening of one Seafood restaurant.

On March 31, 1997, the Bank Credit Agreement was amended to extend the maturity date of all outstanding bank debt to May 15, 1997. The new maturity date allowed for the closing of a new $90 million secured credit facility (see "New Credit Facility"). The Company also made two payments on the Term Loan consisting of a scheduled principal payment of $5,500,000 on March 31, 1997 and a Net Cash Proceeds payment (as defined in the Bank Credit Agreement) of $129,000 on April 4, 1997. As a result, the Company remains in compliance with all covenants of its current bank credit agreement as amended.

New Credit Facility

The Company signed a new bank credit agreement and obtained a new $90,000,000 secured credit facility on April 15, 1997. The proceeds from the new credit facility of $75,000,000, along with $585,000 of the Company's existing unrestricted cash, were used to repay and permanently retire $75,585,000 of the existing bank indebtedness at April 15, 1997.

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

The new credit facility also contains a five-year revolving credit facility in the principal amount of $15,000,000 that includes a $5,000,000 swingline facility. The revolving credit facility will be available to provide for the working capital requirements and general corporate purposes of the Company and provides for letters of credit up to $10,000,000. At April 30, 1997, the Company had $10,314,000 available to it under the new revolving credit facility, reduced by $4,686,000 of outstanding standby letters of credit.

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

The new credit facility allows the Company to enter into a sale leaseback transaction involving certain of its owned restaurant properties. The Company signed a letter of intent on April 23, 1997 to complete the sale leaseback transaction. The letter provides for the sale leaseback of up to 25 properties for proceeds of approximately $30,000,000 subject to appraised values. The transaction is to be completed as soon as practicable. The Company has not determined the number of properties to include in the sale leaseback transaction, and therefore, cannot make a determination of the gain or loss that will result upon the completion of the transaction. The Company intends to use the proceeds from this transaction to either (i) repurchase shares of the Company's common stock not owned by the Glazer Group for an aggregate repurchase price of not in excess of $8.00 per share or $21,400,000 in aggregate value (the "Repurchase"), (ii) prepay the new credit facility term loans or (iii) construct or acquire additional new restaurants. If the Company decides to complete the Repurchase, the Repurchase is expected to be completed as soon as practicable after the closing of the sale leaseback transaction, but in any event by November 15, 1997.

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

A majority of the Company's employees are paid hourly rates related to federal and state minimum wage and tip credit laws. An increase in the federal minimum wage was effective October 1, 1996, and other minimum wage increases are currently proposed by various state governments. Although the Company has and will continue to attempt to pass along any increased labor costs through food and beverage price increases, there can be no assurance that all such increased labor costs can be reflected in its prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the restaurants. However, the Company has not experienced to date a significant reduction in gross profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in gross profit margins.

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


                                               HOULIHAN'S RESTAURANT GROUP, INC.
                                               (Registrant)

Date:    May 7, 1997                           By:     /s/    Frederick R. Hipp
       --------------------------------               --------------------------
                                               Frederick R. Hipp
                                               President/Chief Executive Officer

Date:    May 7, 1997                           By:     /s/    Paul R. Geist
       --------------------------------               --------------------------
                                               Paul R. Geist
                                               Vice President/Controller
                                               (Principal Accounting Officer)

                        HOULIHAN'S RESTAURANT GROUP, INC.

                                  EXHIBIT INDEX


  Exhibit
    No.                         Description of Exhibit
----------    ------------------------------------------------------------------


    27        Financial Data Schedule (filed with EDGAR version)